Form 10-Q
period 1996-03-31
CARIBINER INTERNATIONAL INC
filed 1996-05-15
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

COMMISSION FILE NUMBER:   1-14234


                          Caribiner International, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        13-3466655
                 --------                                        ----------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

     16 West 61st Street, New York, NY                            10023
   -------------------------------------                         -------
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (212) 541-5300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes    [   ]             No     [ X ]


The registrant had 9,566,338 shares of Common Stock (par value $0.01 per share) outstanding as of May 13, 1996.

                                      INDEX


PART I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of
                    March 31, 1996 and September 30, 1995...................2

                    Consolidated Statements of Operations for
                    the six months ended March 31, 1996 and 1995............3

                    Consolidated Statements of Operations for
                    the three months ended March 31, 1996 and 1995..........4

                    Consolidated Statements of Cash Flows for
                    the six months ended March 31, 1996 and 1995............5

                    Consolidated Statement of Changes in Stockholders'
                    Equity for the six months ended March 31, 1996..........6

                    Notes to Consolidated Financial Statements..............7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........10


PART II.  Other Information

          Item 4.   Submission of Matters to a Vote of Security Holders....14

          Item 6.   Exhibits and Reports on Form 8-K.......................15


SIGNATURES.................................................................16

                                  Caribiner International, Inc.
                                   Consolidated Balance Sheets

                                                              March 31,    September 30,
                          ASSETS                                1996           1995
                                                             (unaudited)     (Note 1)
                                                            ------------   -------------
Current Assets:

Cash and cash equivalents                                   $ 20,394,935   $    212,612
Trade accounts receivable - net of allowance for
  doubtful accounts of $81,600 in 1996 and 1995               31,557,783     22,920,679
Deferred charges                                              11,513,640      3,804,858
Prepaid expenses and other current assets                      1,610,910        607,494
                                                            ------------   ------------
         Total Current Assets                                 65,077,268     27,545,643

Property and equipment - net                                   7,565,628      6,383,975
Intangible assets - net                                       15,978,081     10,628,754
Other assets                                                     531,509        740,040
                                                            ------------   ------------
         TOTAL ASSETS                                       $ 89,152,486   $ 45,298,412
                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Bank line of credit                                         $         --   $  4,220,000
Current portion of long-term debt                                710,336      4,677,054
Trade accounts payable                                         4,464,159      4,581,165
Accrued expenses and other current liabilities                11,541,795      6,954,317
Deferred income                                               18,092,130      6,761,589
                                                            ------------   ------------
         Total Current Liabilities                            34,808,420     27,194,125

Long-term debt                                                 1,225,397      7,147,675
Convertible Note including accrued interest                           --     17,346,397
Deferred income                                                8,338,807      3,275,023
Accrued preferred stock dividends                                     --      1,874,135
Other liabilities                                                 90,675        895,288
                                                            ------------   ------------
         TOTAL LIABILITIES                                    44,463,299     57,732,643

Stockholders' Equity (Deficit):

Preferred stock, $.01 par value:
  2,000,000 shares authorized, none issued and outstanding at 1996; 1,150,000 shares authorized, 450,000 shares

  issued and outstanding at 1995                                      --          4,500
Common stock, $0.01 par value:
  40,000,000 voting shares authorized, 9,566,338 shares
  issued and outstanding at 1996; 12,330,000 voting and
  685,000 non-voting shares authorized, 1,924,240 voting
  shares and 577,239 non-voting shares issued and
  outstanding at 1995                                             95,664         25,015
Additional paid-in capital                                    59,582,812      1,945,272
Accumulated deficit                                          (14,989,289)   (14,409,018)
                                                            ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 44,689,187    (12,434,231)
                                                            ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 89,152,486   $ 45,298,412
                                                            ============   ============

See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Operations
                            For the Six Months Ended
                                   (unaudited)


                                                           March 31,
                                                     1996             1995
                                                 -------------    --------------

Revenue                                          $ 51,627,172     $ 30,443,785
Production costs                                   34,370,868       20,671,304
                                                 -------------    -------------

Gross profit                                       17,256,304        9,772,481

Operating expenses:
    Selling, general and administrative
      expenses                                     13,371,610        8,839,345
    Non-cash compensation expense                   1,072,000               --
    Depreciation and amortization                   1,322,542        1,138,018
                                                 -------------    -------------
      Total operating expenses                     15,766,152        9,977,363
                                                 -------------    -------------

      Operating income (loss)                       1,490,152         (204,882)

Interest expense with related parties               1,199,281        1,100,132
Other interest expense, net                           668,167          476,505
                                                 -------------    -------------

      Loss before taxes                              (377,296)      (1,781,519)

Income tax benefit                                    124,508          278,756
                                                 -------------    -------------

      Net (loss)                                 $   (252,788)    $ (1,502,763)
                                                 =============    =============

Pro forma net income (loss) per common share     $       0.05     $      (0.12)
                                                 =============    =============


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statement of Operations
                           For the Three Months Ended
                                   (unaudited)


                                                           March 31,
                                                     1996             1995
                                                 -------------    --------------

Revenue                                          $ 31,219,805     $ 19,044,906
Production costs                                   21,030,289       13,184,284
                                                 -------------    --------------

Gross profit                                       10,189,516        5,860,622

Operating expenses:
     Selling, general and administrative
       expenses                                     6,915,616        4,332,264
     Non-cash compensation expense                    979,000               --
     Depreciation and amortization                    718,406          590,477
                                                 -------------    --------------
      Total operating expenses                      8,613,022        4,922,741
                                                 -------------    --------------

      Operating income                              1,576,494          937,881

Interest expense with related parties                 517,497          549,725
Other interest expense, net                           255,877          280,190
                                                 -------------    --------------

             Income before taxes                      803,120          107,966

Income tax expense                                   (159,767)         (16,659)
                                                 -------------    ==============

      Net income                                 $    643,353     $     91,307
                                                 =============    ==============


Pro forma net income per common share            $       0.11     $       0.08
                                                 =============    =============


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statement of Cash Flows
                            For the Six Months Ended
                                   (unaudited)

                                                              March 31,
                                                         1996           1995
                                                     ------------   -----------
Cash flows from operating activities:
    Net income (loss)                                $   (252,788)  $(1,502,763)

    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                    1,322,542     1,138,018
       Non-cash compensation                            1,072,000          --

    Change in assets and liabilities:
       (Increase) in trade accounts receivable         (6,511,247)     (462,555)
       (Increase) in deferred charges                  (7,078,405)   (2,214,933)
       (Increase) in prepaid expenses and
         other current assets                            (924,066)     (692,957)
       Decrease (increase) in other assets                111,400      (147,790)
       (Decrease) increase in trade accounts
         payable                                         (573,714)      737,575
       Increase in deferred income                     12,750,180       305,531
       Increase (decrease) in accrued expenses
         and other liabilities                          3,895,440      (343,053)
       (Decrease) increase in
         accrued interest payable                      (7,250,375)    1,074,179
                                                     ------------   -----------
    Net cash provided by (used in) operating
         activities                                    (3,439,033)   (2,108,748)
                                                     ------------   -----------

Cash flow used in investing activities:
         Purchase of property and equipment            (1,008,811)     (801,455)
         Acquisition of intangibles and
            businesses, net of cash acquired           (3,182,906)   (2,320,478)
                                                     ------------   -----------
    Net cash used in investing activities              (4,191,717)   (3,121,933)
                                                     ------------   -----------

Cash flow provided by financing activities:
         Net proceeds from issuance of common
           stock                                       44,137,922          --
         Proceeds from exercise of warrants             1,690,500          --
         Repayments of long term debt                 (14,590,994)     (506,751)
         Net (repayments) proceeds of bank
           line of credit                              (4,220,000)    3,525,000
         Proceeds from long-term debt                   3,000,000     2,000,000
         Payment of preferred stock dividends          (2,201,618)         --
         Proceeds from issuance of common

            stock under the Management Stock
            Plan                                          174,167          --
         Repurchase of common stock                      (176,904)       (1,880)
                                                     ------------   -----------
    Net cash provided by financing activities          27,813,073     5,016,369
                                                     ------------   -----------

Net increase (decrease) in cash                        20,182,323      (214,312)
Cash, beginning of period                                 212,612       272,070
                                                     ------------   -----------
Cash, end of period                                  $ 20,394,935   $    57,758
                                                     ============   ===========

Supplemental disclosure of cash flow information:
         Interest paid                               $  7,844,344   $   378,944
                                                     ============   ===========
         Income taxes paid                           $    689,135   $    60,393
                                                     ============   ===========

See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended March 31, 1996
                                 (unaudited)


                                                   Common Stock          Preferred Stock
                                                   ------------          ---------------        Additional
                                               Shares       Amount      Shares     Amount    Paid in Capital
                                               ---------   --------   ----------   --------  ----------------
Balance at September 30, 1995                  2,501,479   $ 25,015      450,000   $  4,500     $1,945,272
Issuance of common stock under the
     Management Stock Plan                        87,210        872         --         --        1,245,295
Issuance of warrants to purchase 75,593
     shares of common stock                         --         --           --         --           79,456
Repurchase of common stock                       (31,091)      (311)        --         --         (176,593)
Accrued preferred stock dividends                   --         --           --         --             --
Conversion of Convertible Note into
     preferred stock                                --         --        600,000      6,000     11,979,450
Conversion of preferred stock into
     common stock                              3,596,250     35,963   (1,050,000)   (10,500)       (10,913)
Exercise of warrants                             534,505      5,345         --         --        1,685,155
Issuance of common stock upon
     consummation of initial public offering   2,877,985     28,780         --         --       42,835,690
Non-cash compensation charge                        --         --           --         --             --
Net loss                                            --         --           --         --             --
                                               ---------   --------   ----------   --------    ------------
                                               9,566,338   $ 95,664         --     $   --      $59,582,812
                                               =========   ========   ==========   ========    ============

                                                                                Total
                                               Deferred      Accumulated    Stockholders'
                                             Compensation      Deficit    Equity (Deficit)
                                             ------------   ------------  ---------------
Balance at September 30, 1995                 $      --     ($14,409,018)  ($12,434,231)
Issuance of common stock under the
     Management Stock Plan                     (1,072,000)          --          174,167
Issuance of warrants to purchase 75,593
     shares of common stock                          --             --           79,456
Repurchase of common stock                           --             --         (176,904)
Accrued preferred stock dividends                    --         (327,483)      (327,483)
Conversion of Convertible Note into
     preferred stock                                 --             --       11,985,450
Conversion of preferred stock into
     common stock                                    --             --           14,550
Exercise of warrants into common stock               --             --        1,690,500

Issuance of common stock upon
     consummation of initial public offering         --             --       42,864,470
Non-cash compensation charge                    1,072,000           --        1,072,000
Net loss                                             --         (252,788)      (252,788)
                                              -----------   ------------   ------------
                                              $      --     ($14,989,289)  $ 44,689,187
                                              ===========   ============   ============


                          Caribiner International, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.  Interim Financial Information

    The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the six month period ended March 31, 1996 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending September 30, 1996.

    The balance sheet at September 30, 1995 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Initial Public Offering

    On March 15, 1996, the Company completed the initial public offering (the "IPO") of 2,877,985 shares of its common stock, including 459,779 shares granted to the underwriters upon exercise of their over-allotments, for $17.00 per share. The Company received net proceeds of approximately $44.1 million after deducting underwriting discounts and expenses. Proceeds of approximately $25.6 million were used to repay all outstanding bank borrowings and substantially all other long-term indebtedness (including accrued interest), and to pay accrued preferred stock dividends. The remaining proceeds are available to fund working capital needs, to make acquisitions and for general corporate purposes.

    Immediately prior to the consummation of the IPO, the following transactions occurred:

    a) The Company's $12 million, 11.5% Convertible Promissory Note (the "Convertible Note") was converted by the holder thereof into 600,000 shares of convertible preferred stock, which were immediately converted into 2,055,000 shares of common stock. Upon conversion, approximately $165,000 of unamortized debt issuance costs relating to the Convertible Note were charged to additional paid in capital;

    b) Shares of convertible preferred stock outstanding on March 15, 1996 (other than shares of convertible preferred stock issued upon conversion of the Convertible Note) were converted into 1,541,250 shares of common stock;

    c) All shares of non-voting common stock outstanding under the Company's 1993 Management Stock Plan (the "Management Stock Plan") were converted without any action on the part of the holders thereof into 664,450 shares of voting common stock, and such Management Stock Plan was then terminated; and

    d) Outstanding warrants to purchase 534,505 shares of common stock, which were issued in connection with one of the Company's loan facilities, were exercised by the holder thereof for an aggregate exercise price of approximately $1.7 million.

    All share and per share data have been retroactively adjusted to reflect a 3.425-for-1 stock split completed prior to the IPO on March 4, 1996.

3.  Management Stock

    During the three months ended December 31, 1995, the Company sold common stock pursuant to the Management Stock Plan at a price lower than its fair market value and recorded non-cash compensation expense of $93,000 during such period. Upon consummation of the IPO in March, 1996, the Company incurred an additional non-cash compensation charge of $979,000 in connection with the immediate vesting of such stock.

4.  Business Acquisition

    Effective January 1, 1996, the Company acquired substantially all of the assets of Koors, Perry & Associates, Inc., a regional business communications services provider based in Atlanta, Georgia with revenue of $8.9 million for the nine month period ended September 30, 1995. The purchase price for the acquisition consisted of $2.5 million in cash, which was financed by an additional drawing on one of the Company's credit facilities, a promissory note for $1.5 million payable over three years, the assumption of certain liabilities, and contingent cash payments in the event the acquired business meets certain performance goals in 1996, 1997 and 1998. The accounting for this acquisition is in accordance with the purchase method and accordingly, operations of the acquired business are included in the accompanying unaudited consolidated statements of operations from the date of acquisition.

5.  Pro Forma Net Income (Loss) Per Common Share

    Pro forma net income (loss) per common share is calculated using the weighted average number of shares of common stock outstanding during the respective periods. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued under the Management Stock Plan and warrants to purchase common stock issued at prices below the initial public offering price per share during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 have also been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods presented. In addition, shares of common stock issued upon the conversion of all shares of convertible preferred stock into shares of common stock are included in the calculation as if they were outstanding for all periods presented.

    The weighted average number of shares of common stock outstanding during each of the three and six month periods ended March 31, 1996 is 7,220,901 and 6,918,810, respectively. The weighted average number of shares of common stock outstanding during each of the three months and six months ended March 31, 1995 is 6,620,003.

    Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $25.6 million, and assuming that such indebtedness had been repaid as of the beginning of each period presented, supplementary pro forma net income per share would have been $0.13 for the three months and six months ended March 31, 1996. For the three months and six months ended March 31, 1995, supplementary pro forma net income (loss) per share would have been $0.11 and ($0.02), respectively. For purposes of this computation, the weighted average number of shares of common stock outstanding during each of the periods presented is 8,237,270.

                          Caribiner International, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

Six Months Ended March 31, 1996 Compared to
     Six Months Ended March 31, 1995

Revenue. Revenue increased $21.2 million, or 70%, to $51.6 million in the six months ended March 31, 1996 from $30.4 million in the six months ended March 31, 1995. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies.

Contributing to the increase were a product launch for an existing pharmaceutical client, a franchisee meeting for a new food services client,

and increased business from both existing clients and clients developed through acquisitions. Approximately $3.0 million of the increase resulted from new model introduction meetings for certain import automotive clients held in the quarter ended December 31, 1995, which had, in earlier years, been held in the Company's previous fiscal quarter.

Gross profit. Gross profit increased 77% to $17.3 million in the six months ended March 31, 1996 from $9.8 million in the same period of 1995, primarily as a result of the revenue growth described above. As a percentage of revenue, gross profit increased to 33.4% in the six month period ended March 31, 1996 from 32.1% in the prior comparable period as a result of changes in project mix.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.5 million, or 51%, to $13.4 million in the six month period ended March 31, 1996 from $8.8 million in the six month period ended March 31, 1995. The increase is attributable to the addition of new offices and personnel resulting from acquisitions and in support of other revenue growth as well as normal inflationary increases. The $1.1 million nonrecurring, non-cash compensation charge was the result of the vesting of common stock sold pursuant to the Company's management stock plan at a price lower than its fair market value. Excluding the effect of the nonrecurring non-cash compensation charge of $1.1 million, pro forma net income per common share would have been $0.16 for the six months ended March 31, 1996.

Depreciation and amortization. Depreciation and amortization expense for the six months ended March 31, 1996 was $1.3 million, an increase of $0.2 million, or 16%, as compared to $1.1 million for the corresponding period in the prior year. This increase was primarily due to the purchase of computer equipment and goodwill from acquisitions.

Interest expense. Interest expense with related parties increased $0.1 million due to compounding. Other interest expense, net increased due to slightly higher average borrowings to finance acquisitions, office expansions, and increased working capital requirements.

Loss Before Taxes. Loss before taxes decreased to $0.4 million in the six months ended March 31, 1996 from a loss of $1.8 million in the six months ended March 31, 1995.

Taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. For the six months ended March 31, 1996 and 1995, there were losses before taxes and, accordingly, an assumed benefit has been reflected.

Three Months Ended March 31, 1996 Compared to
     Three Months Ended March 31, 1995

Revenue. Revenue increased $12.2 million, or 64%, to $31.2 million in the three months ended March 31, 1996 from $19.0 million in the three months ended March 31, 1995. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies. Contributing to the increase were a product launch for an existing pharmaceutical client, a franchisee meeting for a new food services client, and increased business from both existing clients and clients developed through acquisitions.

Gross profit. Gross profit increased 74% to $10.2 million in the three months ended March 31, 1996 from $5.9 million in the same period of 1995 primarily as a result of the revenue growth described above. As a percentage of revenue, gross profit increased to 32.6% in the three months ended March 31, 1996 from 30.8% in the three months ended March 31, 1995 as a result of changes in project mix.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.6 million, or 60%, to $6.9 million in the three month period ended March 31, 1996 from $4.3 million in the three month period ended March 31, 1995. The increase is attributable to the addition of new offices and personnel resulting from acquisitions and in support of other revenue growth as well as normal inflationary increases. The $1.0 million nonrecurring, non-cash compensation charge was the result of the vesting of common stock sold pursuant to the Company's management stock plan at a price lower than its fair market value. Excluding the nonrecurring non-cash compensation charge of $1.0 million, pro forma net income per common share would have been $0.21 for the three months ended March 31, 1996.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 1996 was $0.7 million, representing an increase of $0.1 million, or 22%, as compared to $0.6 million for the corresponding period in the prior year. This increase was primarily due to the purchase of computer equipment and goodwill from acquisitions.

Interest expense. Interest expense with related parties decreased slightly due to the repayment and conversion of debt as of March 15, 1996 in connection with the initial public offering. Other interest expense, net decreased slightly due to a lower average borrowing level and the repayment of outstanding balances as of March 15, 1996 in connection with the initial public offering.

Income Before Taxes. Income before taxes increased to $0.8 million in the three months ended March 31, 1996 from $0.1 million in the three months ended March 31, 1995.

Taxes. Taxes reflect an allocation based on the Company's estimate of its annual effective tax rate.

Liquidity and Capital Resources

The Company has a bank line of credit (the "Line of Credit") which provides up to $12 million to handle working capital requirements. The Line of Credit, which is secured by trade receivables, is effective through April 1, 1997 and is renewable upon mutual consent each year thereafter as of April 1st. In addition, the Company has a term facility (the "Term Facility") which has been used primarily to fund acquisitions and provides up to a maximum of $15 million. Principal on the Term Facility is payable on a quarterly basis with final maturity on June 30, 1997. Outstanding amounts under each of the Line of Credit and the Term Facility bear interest at the lender's prime rate plus 1%. As of March 31, 1996, there were no outstanding balances under either the Line of Credit or the Term Facility.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the six month periods ended March 31, 1996 and 1995:

                                             Six Months Ended March 31,
                                             1996                 1995
                                     -------------------- ----------------------

Net cash provided by (used in):
     Operating activities                $ (3,439,033)        $ (2,108,748)
     Investing activities                  (4,191,717)          (3,121,933)
     Financing activities                  27,813,073            5,016,369


For the six months ended March 31, 1996, $3.4 million was used in operating activities. The net loss adjusted for depreciation and amortization and the non-cash compensation charge of $1.0 million provided $2.1 million. The net change in working capital used $5.6 million, with increases in deferred income and accrued expenses more than offset by increases in accounts receivable, deferred charges and a decrease in accrued interest.

Investing activities required $4.2 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $27.8 million in the six month period ended March 31, 1996, of which an aggregate of $46.0 million of net proceeds were received during the period from the issuance of common stock and the exercise of warrants to purchase common stock and $3.0 million was provided by the Term Loan, offset by $21.0 million used to repay all outstanding bank borrowings and substantially all other long-term indebtedness (including accrued interest), and pay all accrued preferred stock dividends. In addition, $0.2 million was used to repurchase common stock during the period.

For the six months ended March 31, 1995, $2.1 million was used in operating activities. The net loss adjusted for depreciation and amortization used $0.4 million. The net change in working capital used $1.7 million with increases in deferred charges, trade accounts receivable and prepaid expenses and other assets, partially offset by increases in accrued interest payable, trade accounts payable and deferred income. Investing activities required $3.1 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $5.0 million in the six month period ended March

31, 1995 from the Line of Credit and the Term Facility to fund working capital requirements and acquisitions.

Capital expenditures were $1.0 million and $0.8 million during the six month periods ended March 31, 1996 and 1995, respectively, with the purchase of additional personal computers and expanded capabilities for the computer system accounting for the largest areas of expenditure.

Taxes

The Company's effective tax rate for fiscal 1995 was 15.7%, which is lower than the statutory tax rate, primarily resulted from the utilization of federal and state net operating loss ("NOL") carryforwards. The Company's anticipated effective tax rate for 1996, reflecting use of the NOL carryforwards, is approximately 33%. After the available NOL carryforwards have been fully recognized, the Company expects to reflect a tax rate in accordance with statutory tax rates adjusted for book/tax differences such as non-deductible expenses.

                                     PART II


OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)     Not applicable.

            (b)     Not applicable.

            (c)     (1)  On February 29, 1996, prior to the consummation of the initial public offering (the "IPO") of common stock, par value $0.01 per share (the "Common Stock"), of the Company, stockholders holding an aggregate of 1,278,171 shares (approximately 80%) of the then outstanding voting securities of the Company approved by written consent (without a meeting) an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company. Notice of such action was mailed to all non-consenting stockholders.

                    (2) On March 11, 1996, prior to the consummation of the IPO, stockholders holding an aggregate of 4,726,825 shares (approximately 86%) of the then outstanding voting securities of the Company approved by written consent (without a meeting) (i) various amendments to the Company's Certificate of Incorporation contemplated in connection with the IPO, including, among other things, amendments to capitalization of the Company,
                         (ii) the establishment by the Company of the Caribiner International, Inc. 1996 Stock Option Plan and (iii) the establishment by the Company of the Caribiner International, Inc. Non-Employee Directors' Stock Plan. Notice of such action was mailed to all non-consenting stockholders.

            (d)     Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits Required by Item 601 of Regulation S-K:

                    3.1  Restated Certificate of Incorporation

                    3.2 Second Amended and Restated By-laws (filed as Exhibit 3.2(b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

                    11.1 Computation of Pro Forma Net Income (Loss) Per Share
                         for the six months ended March 31, 1996 and 1995

                    11.2 Computation of Pro Forma Net Income Per Share for the
                         three months ended March 31, 1996 and 1995

                    11.3 Computation of Supplementary Pro Forma Net Income
                         (Loss) Per Share for the six months ended March 31, 1996 and 1995

                    11.4 Computation of Supplementary Pro Forma Net Income Per
                         Share for the three months ended March 31, 1996 and
                         1995

                    27.1 Financial Data Schedule

                    99.1 Letter from Independent Auditors
                         Re: Unaudited Interim Financial
                         Statements

            (b)     Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CARIBINER INTERNATIONAL, INC.
                                  (Registrant)


Date: May 15, 1996                By:   /s/ Raymond S. Ingleby
                                      ------------------------
                                      Raymond S. Ingleby
                                      Chairman of the Board and
                                      Chief Executive Officer


                                  By:   /s/ Arthur F. Dignam
                                      ------------------------
                                      Arthur F. Dignam
                                      Executive Vice President and
                                      Chief Financial and Administrative Officer
                                      (Principal Financial Officer and
                                      Chief Accounting Officer)

                                  EXHIBIT INDEX


                                                                     Page Number
                                                                     -----------

     3.1  Restated Certificate of Incorporation

     3.2 Second Amended and Restated By-laws (filed as Exhibit 3.2(b) to the Company's Registration Statement on Form S-1
          (Registration No. 33-80481) and incorporated herein by reference)

     11.1 Computation of Pro Forma Net Income (Loss) Per Common Share for the six months ended March 31, 1996 and 1995

     11.2 Computation of Pro Forma Net Income Per Common Share for the three months ended March 31, 1996 and 1995

     11.3 Computation of Supplementary Pro Forma Net Income (Loss) Per Common Share for the six months ended March 31, 1996 and 1995

     11.4 Computation of Supplementary Pro Forma Net Income Per Common Share for the three months ended March 31, 1996 and 1995

     27.1 Financial Data Schedule

     99.1 Letter from Independent Auditors
          Re: Unaudited Interim Financial
          Statements