Form 10-Q
period 1996-06-30
CARIBINER INTERNATIONAL INC
filed 1996-08-14
CIK 1005015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

COMMISSION FILE NUMBER:   1-14234


                         Caribiner International, Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 13-3466655
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

      16 West 61st Street, New York, NY                   10023
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


                            Yes [X]          No [ ]


The registrant had 9,598,159 shares of Common Stock (par value $0.01 per share) outstanding as of August 12, 1996.

                                     INDEX



PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets as of
                   June 30, 1996 and September 30, 1995......................2

                   Consolidated Statements of Operations for
                   the nine months ended June 30, 1996 and 1995..............3

                   Consolidated Statements of Operations for
                   the three months ended June 30, 1996 and 1995.............4

                   Consolidated Statements of Cash Flows for
                   the nine months ended June 30, 1996 and 1995..............5

                   Consolidated Statement of Changes in Stockholders'
                   Equity for the nine months ended June 30, 1996............6

                   Notes to Consolidated Financial Statements................7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............10


PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K.........................14


SIGNATURES..................................................................15

Stockholders and Board of Directors
Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of June 30, 1996, and the related consolidated statements of operations for the three months and nine months ended June 30, 1996 and 1995, the consolidated statements of changes in stockholders' equity (deficit) for the nine months ended June 30, 1996 and the consolidated statements of cash flows for the nine months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Caribiner International, Inc. as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, not presented herein, and in our report dated November 22, 1995, except for Note 14 as to which the date is March 4, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               Ernst & Young LLP

New York, New York
August 7, 1996

                         Caribiner International, Inc.
                          Consolidated Balance Sheets

                                                     June 30,      September 30,
        ASSETS                                         1996            1995
                                                    (unaudited)      (Note 1)
                                                   -------------  -------------


Current Assets:

Cash and cash equivalents                           $ 6,956,389    $   212,612
Trade accounts receivable - net of allowance
     for doubtful accounts of $304,860 in 1996
     and $81,600 in 1995                             40,214,913     22,920,679
Deferred charges                                      8,613,294      3,804,858
Prepaid expenses and other current assets             2,061,975        607,494
                                                    -----------    -----------
           Total Current Assets                      57,846,571     27,545,643

Property and equipment - net                          9,406,451      6,383,975
Intangible assets - net                              31,256,380     10,628,754
Other assets                                            593,764        740,040
    -----------   -----------
           TOTAL ASSETS                             $99,103,166    $45,298,412
    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Bank line of credit                                  $        --    $ 4,220,000
Current portion of long-term debt                        691,324      4,677,054
Trade accounts payable                                10,340,356      4,581,165
Accrued expenses and other current liabilities        15,113,174      6,954,317
Deferred income                                       15,965,298      6,761,589
     -----------    -----------
           Total Current Liabilities                  42,110,152     27,194,125

Long-term debt                                         1,183,862      7,147,675
Convertible Note including accrued interest                   __     17,346,397
Deferred income                                        5,605,230      3,275,023
Accrued preferred stock dividends                             __      1,874,135
Other liabilities                                        106,244        895,288
     -----------    -----------
           TOTAL LIABILITIES                          49,005,488     57,732,643

Stockholders' Equity (Deficit):

Preferred stock, $.01 par value:
   2,000,000 shares authorized, none issued and outstanding at 1996; 1,150,000 shares authorized, 450,000 shares issued and
     outstanding at 1995                                     __          4,500
Common stock, $0.01 par value:
   40,000,000 voting shares authorized, 9,598,159
   shares issued and outstanding at 1996; 12,330,000
   voting and 685,000 non-voting shares authorized,
   1,924,240 voting shares and 577,239 non-voting
   shares issued and outstanding at 1995                 95,982         25,015
Additional paid-in capital                           60,582,494      1,945,272
Accumulated deficit                                 (10,580,798)   (14,409,018)
   ------------   -----------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      50,097,678    (12,434,231)
   ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 99,103,166    $45,298,412
   ============   ===========

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Operations
                           For the Nine Months Ended
                                  (unaudited)

                                                           June 30,
                                                       1996           1995
                                                   ------------  -------------

Revenue                                            $ 99,776,939   $ 52,085,407
Production costs                                     66,945,123     34,785,967
   ------------   ------------
Gross profit                                         32,831,816     17,299,440

Operating expenses:
    Selling, general and administrative expenses     21,574,964     13,588,141
    Non-cash compensation expense                     1,072,000             --
    Depreciation and amortization                     2,138,746      1,674,482
    -----------    -----------
        Total operating expenses                     24,785,710     15,262,623
      -----------    -----------
        Operating income                              8,046,106      2,036,817

Interest expense with related parties                 1,199,281      1,670,007
Other interest expense, net                             453,436        812,378
    -----------   -----------
        Income (loss) before taxes                    6,393,389      (445,568)


Income tax (expense) benefit                         (2,237,686)       69,719
    -----------   ----------
        Net income (loss)                           $ 4,155,703     $(375,849)
    ===========    ==========

Pro forma net income per common share               $      0.61      $   0.13
                                                    ===========    ==========


See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statement of Operations
                          For the Three Months Ended
                                  (unaudited)

                                                           June 30,
                                                    1996              1995
                                                 ------------     -------------

Revenue                                          $ 48,149,767     $ 21,641,622
Production costs                                   32,574,255       14,114,663
 ------------     ------------
Gross profit                                       15,575,512        7,526,959

Operating expenses:
   Selling, general and administrative expenses     8,203,354        4,748,796
   Depreciation and amortization                      816,204          536,464
 ------------     ------------
        Total operating expenses                    9,019,558        5,285,260
 ------------     ------------
        Operating income                            6,555,954        2,241,699

Interest expense with related parties                      --          569,875
Other interest (income) expense, net                 (214,731)         335,873
 ------------     ------------
                  Income before taxes               6,770,685        1,335,951

Income tax expense                                  2,362,686          209,037
 ------------     ------------
        Net income                                $ 4,407,999      $ 1,126,914
 ============     ============

Pro forma net income per common share                  $ 0.46           $ 0.25
 ============  ============



See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statement of Cash Flows
                           For the Nine Months Ended
                                  (unaudited)

                                                           June 30,
                                                       1996          1995
                                                   ------------  ------------

Cash flows from operating activities:
      Net income (loss)                            $ 4,155,703   $  (375,849)

     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Depreciation and amortization              2,138,746      1,674,482
         Non-cash compensation                      1,072,000            --

     Change in assets and liabilities:
        (Increase) in trade accounts receivable   (8,533,261)     (6,117,807)
        (Increase) in deferred charges              (315,872)     (3,914,041)
        (Increase) in prepaid expenses and
             other current assets                   (812,461)       (407,895)
        Decrease (increase) in other assets           83,145         (54,209)
        Increase (decrease) in trade accounts
             payable                                 807,027        (173,960)
        Increase in deferred income                3,163,580       8,116,251
        Increase (decrease) in accrued expenses
             and other liabilities                 1,016,854        (351,384)
        (Decrease) increase in accrued interest
             payable                              (7,250,375)      1,660,200
 ------------     ------------
     Net cash (used in) provided by operating
             activities                           (4,474,914)         55,788
 ------------     ------------
Cash flow used in investing activities:
        Purchase of property and equipment        (1,706,964)     (1,362,115)
        Acquisition of intangibles and
             businesses, net of cash acquired    (13,719,507)     (2,424,958)
 ------------     ------------
     Net cash used in investing activities       (15,426,471)     (3,787,073)
 ------------     ------------

Cash flow provided by financing activities:
       Net proceeds from issuance of common
             stock                                43,029,987               --
       Proceeds from exercise of warrants          1,690,500               --
       Repayments of long-term debt              (14,650,970)        (883,502)
       Net (repayments) proceeds of bank
             line of credit                       (4,220,000)       2,400,000
       Proceeds from long-term debt                3,000,000        2,000,000
       Payment of preferred stock dividends       (2,201,618)              --
       Proceeds from issuance of common stock
             under the Management Stock Plan         174,167              728
       Repurchase of common stock                   (176,904)          (1,880)
 ------------     -----------
     Net cash provided by financing activities    26,645,162        3,515,346
 ------------     -----------
Net increase (decrease) in cash                    6,743,777         (215,939)
Cash, beginning of period                            212,612          272,070
Cash, end of period                              $ 6,956,389      $    56,131
 ===========      ===========
Supplemental disclosure of cash flow information:
             Interest paid                       $ 7,862,260      $   626,322
 ===========      ===========
             Income taxes paid                   $ 1,868,446      $   227,647
 ===========      ===========


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                    For the Nine Months Ended June 30, 1996
                                  (unaudited)

         Total
                             Common Stock            Preferred Stock        Additional                                 Stockholders'
 --------------------     --------------------        Paid In      Deferred     Accumulated       Equity
                             Shares    Amount      Shares      Amount         Capital    Compensation     Deficit       (Deficit)
                         ----------  --------     --------   ---------     -----------   ------------  -------------   -------------

Balance at September
  30, 1995               2,501,479   $25,015       450,000  $   4,500     $1,945,272    $      --      ($14,409,018)  ($12,434,231)

Issuance of common
  stock under the
  Management Stock
  Plan                      87,210       872          --          --     1,245,295      (1,072,000)          --           174,167


Issuance of warrants
  to purchase 75,593
  shares of common
  stock                         --        --          --          --        79,456             --            --            79,456

Repurchase of common
  stock                    (31,091)     (311)         --          --     (176,593)             --            --          (176,904)

Accrued preferred
  stock dividends               --        --          --          --           --              --      (327,483)         (327,483)

Conversion of
  Convertible Note
  into preferred stock          --        --       600,000      6,000  11,979,450              --            --        11,985,450

Conversion of preferred
  stock into common
  stock                  3,596,250     35,963   (1,050,000)  (10,500)     (10,913)             --             --           14,550

Exercise of warrants       534,505      5,345          --        --     1,685,155              --             --        1,690,500

Issuance of common
  stock upon
  consummation of
  initial public
  offering               2,877,985     28,780         --         --    42,835,690              --             --       42,864,470

Issuance of common
  stock upon
  acquisition of
  Lighthouse, Ltd.         31,821        318         --          --       999,682              --             --        1,000,000

Non-cash compensation
  charge                        --        --         --          --            --       1,072,000             --        1,072,000

Net income                      --        --         --          --            --              --      4,155,703        4,155,703
- ----------   -------  ---------      ------   -----------     -----------   -------------     -----------
                         9,598,159   $95,982         --      $   --   $60,582,494     $        --   ($10,580,798)     $50,097,678
                        ==========   =======  =========      ======   ===========     ===========   =============     ===========

                         Caribiner International, Inc.

                  Notes To Consolidated Financial Statements
                                  (Unaudited)

1.   Interim Financial Information


     The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the nine-month period ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending September 30, 1996.

     The balance sheet at September 30, 1995 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   Initial Public Offering

     On March 15, 1996, the Company completed the initial public offering (the "IPO") of 2,877,985 shares of its common stock, including 459,779 shares granted to the underwriters upon exercise of their over-allotments, for $17.00 per share. The Company received net proceeds of approximately $43.0 million after deducting underwriting discounts and expenses. Proceeds of approximately $25.6 million were used to repay all outstanding bank borrowings and substantially all other long-term indebtedness (including accrued interest), and to pay accrued preferred stock dividends. The remaining proceeds are available to fund working capital needs, to make acquisitions and for general corporate purposes.

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

4.   Business Acquisitions

     During the nine months ended June 30, 1996, the Company acquired certain assets and assumed certain liabilities of three companies engaged in providing business communications services.

     In January, 1996, the Company acquired substantially all of the assets of Koors, Perry & Associates, Inc. ("Koors, Perry"), a regional business communications services provider based in Atlanta, Georgia. The initial purchase price for the acquisition consisted of $2.5 million in cash, which was financed by an additional drawing on one of the Company's credit facilities, a promissory note for $1.5 million payable over three years and the assumption of certain liabilities.

     In June, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Lighthouse, Ltd. ("Lighthouse"), a business communications services company headquartered in Rolling Meadows, Illinois, for an aggregate consideration of approximately $5.3 million in cash and approximately $1.0 million in common stock of the Company (31,821 shares).

     Additionally, in June, 1996, the Company acquired all of the stock of SCH International Limited (formerly known as Spectrum Communications Holdings International Limited) ("Spectrum"), a London-based business communications services company.
                                       8

     The initial purchase price was approximately $5.0 million, which was financed from the Company's working capital.

     The acquisition of each of Koors, Perry and Spectrum provides for contingent payments for three years following the purchase dates based upon the achievement of certain performance goals. Contingent payments are accounted for as additional purchase price as they become known.

     The accounting for these acquisitions is in accordance with the purchase method and accordingly, operations of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from their effective dates of acquisition.

     The unaudited consolidated pro forma revenue of the Company for the nine months ended June 30, 1996, assuming these acquisitions took place as of October 1, 1995, would have been approximately $118.8 million. The pro forma effect of the acquisitions on the Company's net income for the nine month period ended June 30, 1996 was immaterial.

5.   Pro Forma Net Income Per Common Share

     Pro forma net income per common share is calculated using the weighted average number of shares of common stock outstanding during the respective periods. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued under the Management Stock Plan and warrants to purchase common stock issued at prices below the initial public offering price per share during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 have also been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods presented. In addition, shares of common stock issued upon the conversion of all shares of convertible preferred stock into shares of common stock are included in the calculation as if they were outstanding for all periods presented.

     The weighted average number of shares of common stock outstanding during each of the three and nine months ended June 30, 1996 is 9,506,730 and 7,778,301, respectively. The weighted average number of shares of common stock outstanding during each of the three months and nine months ended June 30, 1995 is 6,620,003.

     Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $25.6 million, and assuming that such indebtedness had been repaid as of the beginning of each period presented, supplementary pro forma net income per share would have been $0.62 and $0.23 for the nine months ended June 30, 1996 and 1995, respectively. For purposes of this computation, the weighted average number of shares of common stock outstanding during the nine months ended June 30, 1996 and 1995 is 8,746,300 and 8,237,270, respectively.

                         Caribiner International, Inc.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations


Results of Operations

Nine Months Ended June 30, 1996 Compared to
     Nine Months Ended June 30, 1995

Revenue. Revenue increased $47.7 million, or 92%, to $99.8 million in the nine months ended June 30, 1996 from $52.1 million in the nine months ended June 30, 1995. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies.

Contributing to the increase were a product launch for an existing pharmaceutical client, a franchisee meeting for a new food services client, sales meetings in connection with a triennial event held by a financial services client, and increased business from both existing clients and clients developed through acquisitions. Approximately $3.0 million of the increase resulted from new model introduction meetings for certain import automotive clients held in the quarter ended December 31, 1995, which had, in earlier years, been held in the Company's previous fiscal quarter.

Gross profit. Gross profit increased 90% to $32.8 million in the nine months ended June 30, 1996 from $17.3 million in the same period of 1995, primarily as a result of the revenue growth described above. As a percentage of revenue, gross profit decreased to 32.9% in the nine-month period ended June 30, 1996 from 33.2% in the prior comparable period as a result of changes in project mix.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.0 million, or 59%, to $21.6 million in the nine-month period ended June 30, 1996 from $13.6 million in the nine-month period ended June 30, 1995. The increase is attributable primarily to the addition of new offices and personnel resulting from acquisitions and in support of other revenue growth, as well as normal inflationary increases. The $1.1 million nonrecurring, non-cash compensation charge was the result of the vesting of common stock sold pursuant to the Company's management stock plan at a price lower than its fair market value. Excluding the effect of the nonrecurring non-cash compensation charge of $1.1 million, pro forma net income per common share would have been $0.70 for the nine months ended June 30, 1996.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended June 30, 1996 was $2.1 million, an increase of $0.4 million, or 28%, as compared to $1.7 million for the corresponding period in the prior year. This increase was primarily due to the purchase of computer equipment and goodwill from acquisitions.

Interest expense. Interest expense with related parties decreased $0.5 million due to the repayment and conversion of debt as of March 15, 1996 in connection with the initial public offering. Other interest expense, net decreased due to a lower average borrowing level, the repayment of outstanding balances as of March 15, 1996 in connection with the initial public offering, and interest income earned on the proceeds from the offering.

Income (loss) Before Taxes. Income (loss) before taxes increased to $6.4 million in the nine months ended June 30, 1996 from a loss of $0.4 million in the nine months ended June 30, 1995.

Taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. For the nine months ended June 30, 1995, there were losses before taxes and, accordingly, an assumed benefit has been reflected.


Three Months Ended June 30, 1996 Compared to
     Three Months Ended June 30, 1995

Revenue. Revenue increased $26.5 million, or 122%, to $48.1 million in the three months ended June 30, 1996 from $21.6 million in the three months ended June 30, 1995. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies. Contributing to the increase were a global marketing meeting for a new food services client, sales meetings in connection with a triennial event held by a financial services client and increased business from both existing clients and clients developed through acquisitions.

Gross profit. Gross profit increased 107% to $15.6 million in the three months ended June 30, 1996 from $7.5 million in the same period of 1995, primarily as a result of the revenue growth described above. As a percentage of revenue, gross profit decreased to 32.3% in the three months ended June 30, 1996 from 34.8% in the three months ended June 30, 1995 as a result of changes in project mix.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.5 million, or 73%, to $8.2 million in the three-month period ended June 30, 1996 from $4.7 million in the three-month period ended June 30, 1995. The increase is attributable primarily to the addition of new offices and personnel resulting from acquisitions and in support of other revenue growth, as well as normal inflationary increases.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 1996 was $0.8 million, representing an increase of $0.3 million, or 52%, as compared to $0.5 million for the corresponding period in the prior year. This increase was primarily due to the purchase of computer equipment and goodwill from acquisitions.

Interest expense. Interest expense with related parties decreased due to the repayment and conversion of debt as of March 15, 1996 in connection with the initial public offering. Other interest (income) expense, net decreased due to a lower average borrowing level, the repayment of outstanding balances as of March 15, 1996 in connection with the initial public offering, and interest income earned on the proceeds from the offering.

Income Before Taxes. Income before taxes increased to $6.8 million in the three months ended June 30, 1996 from $1.3 million in the three months ended June 30, 1995.

Taxes. Taxes reflect an allocation based on the Company's estimate of its annual effective tax rate.


Liquidity and Capital Resources

The Company has a bank line of credit (the "Line of Credit") which provides up to $12 million to handle working capital requirements. The Line of Credit, which is secured by trade receivables, is effective through April 1, 1997 and is renewable upon mutual consent each year thereafter as of April 1st. In addition, the Company has a term facility (the "Term Facility") which has been used primarily to fund acquisitions and provides up to a maximum of $15 million. Principal on the Term Facility is payable on a quarterly basis with final maturity on June 30, 1997. Outstanding amounts under each of the Line of Credit and the Term Facility bear interest at the lender's prime rate plus 1%. As of June 30, 1996, there were no outstanding balances under either the Line of Credit or the Term Facility.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the nine-month periods ended June 30, 1996 and 1995:

                                               Nine Months Ended June 30,
                                                 1996             1995
                                             ------------     ------------
Net cash provided by (used in):
     Operating activities                    $ (4,474,914)    $    55,788
     Investing activities                     (15,426,471)     (3,787,073)
     Financing activities                      26,645,162       3,515,346


For the nine months ended June 30, 1996, $4.5 million was used in operating activities. The net loss adjusted for depreciation and amortization and the non-cash compensation charge of $1.1 million provided $7.4 million. The net change in working capital used $11.8 million, with increases in deferred income, accrued expenses and accounts payable, more than offset by increases in accounts receivable, prepaid expenses and other current assets, and a decrease in accrued interest. Investing activities required $15.4 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $26.6 million in the nine-month period ended June 30, 1996, of which an aggregate of $44.9 million of net proceeds were received during the period from the issuance of common stock and the exercise of warrants to purchase common stock and $3.0 million was provided by the Term

Loan, offset by $21.1 million used to repay all outstanding bank borrowings and substantially all other long-term indebtedness, and pay all accrued preferred stock dividends. In addition, $0.2 million was used to repurchase common stock during the period.

For the nine months ended June 30, 1995, operating activities provided approximately $0.1 million. The net loss adjusted for depreciation and amortization used $1.3 million. The net change in working capital used $1.2 million with increases in trade accounts receivable, deferred charges, prepaid expenses and other assets and accrued expenses and other liabilities, partially offset by increases in deferred income and accrued interest payable. Investing activities required $3.8 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $3.5 million in the nine-month period ended June 30, 1995 from the Line of Credit and the Term Facility to fund working capital requirements and acquisitions.

Capital expenditures were $1.7 million and $1.4 million during the nine-month periods ended June 30, 1996 and 1995, respectively, with the purchase of additional personal computers and expanded capabilities for the computer system accounting for the largest areas of expenditure.


Taxes

The Company's effective tax rate for fiscal 1995 was 15.7%, which is lower than the statutory tax rate, primarily resulting from the utilization of federal and state net operating loss ("NOL") carryforwards. The Company's anticipated effective tax rate for 1996, reflecting use of the NOL carryforwards, is approximately 35%. After the available NOL carryforwards have been fully recognized, the Company expects to reflect a tax rate in accordance with statutory tax rates adjusted for book/tax differences such as non-deductible expenses.

                                    PART II



OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits Required by Item 601 of Regulation S-K:

               2.1 Agreement of Purchase and Sale of Assets, dated June 6, 1996, by and among the Company, Lighthouse, Ltd., Mark P. Fitzgerald, Warren F. Moore II and Richard C. Hunt (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request)(filed as

                    Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21, 1996 and incorporated herein by reference)

               2.2 Share Sale Agreement, dated June 13, 1996, by and among Peter Devonald Berners-Price ("Berners-Price") and others, Caribiner Holdings (UK) Limited ("Caribiner UK") and the Company (disclosure letter omitted -- the Company agrees to furnish a copy of such letter to the Commission upon request)(filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1996 and incorporated herein by reference)

               2.3 Share Purchase Agreement, dated June 13, 1996, by and among Caribiner UK, Berners-Price, Mark Wallace, the Company and others (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1996 and incorporated herein by reference)

               3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference)

               3.2 Second Amended and Restated By-Laws (filed as Exhibit 3.2(b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

              11.1 Computation of Pro Forma Net Income Per Share for the nine months ended June 30, 1996 and 1995

              11.2 Computation of Pro Forma Net Income Per Share for the three months ended June 30, 1996 and 1995

              11.3 Computation of Supplementary Pro Forma Net Income Per Share for the nine months ended June 30, 1996 and 1995

              27.1  Financial Data Schedule


         (b)  Reports on Form 8-K:

              The Company filed the following reports on Form 8-K during the three months ended June 30, 1996:

              Date of Filing     Items Reported     Subject of Report
              --------------     --------------     -----------------

              June 21, 1996           2, 7           Announcing the acquisition
                                                     of substantially all of
                                                     the assets of Lighthouse,
                                                     Ltd.


              June 28, 1996           2, 7           Announcing the acquisition
                                                     of all of the outstanding
                                                     ordinary shares of SCH
                                                     International Limited

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CARIBINER INTERNATIONAL, INC.
                                     (Registrant)


Date: August 14, 1996             By:     /s/ Raymond S. Ingleby
                                     ---------------------------
                                     Raymond S. Ingleby
                                     Chairman of the Board and
                                     Chief Executive Officer


                                  By:     /s/ Arthur F. Dignam
                                     ------------------------------
                                     Arthur F. Dignam
                                     Executive Vice President and
                                     Chief Financial and Administrative Officer
                                     (Principal Financial Officer and
                                     Chief Accounting Officer)

                                 EXHIBIT INDEX

                                                                     Page Number

    2.1  Agreement of Purchase and Sale of Assets, dated June 6,
         1996, by and among Caribiner International, Inc. (the
         "Company"), Lighthouse, Ltd., Mark P. Fitzgerald, Warren F.
         Moore II and Richard C. Hunt (schedules omitted -- the
         Company agrees to furnish a copy of any schedule to the
         Commission upon request)(filed as Exhibit 2.1 to the
         Company's Current Report on Form 8-K filed with the
         Commission on June 21, 1996 and incoporated herein by
         reference) ........................................................

    2.2 Share Sale Agreement, dated June 13, 1996, by and among Peter Devonald Berners-Price ("Berners-Price") and others, Caribiner Holdings (UK) Limited ("Caribiner UK") and the Company (disclosure letter omitted -- the Company agrees to furnish a copy of such letter to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current
         Report on Form 8-K filed with the Commission on June 28,
         1996 and incorporated herein by reference) ........................

    2.3 Share Purchase Agreement, dated June 13, 1996, by and among Caribiner UK, Berners-Price, Mark Wallace, the Company and
         others (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on June 28, 1996 and incorporated herein by reference) .................................

    3.1  Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and incorporated herein by
         reference) ........................................................

    3.2  Second Amended and Restated By-Laws (filed as Exhibit 3.2(b)
         to the Company's Registration Statement on Form S-1
         (Registration No. 33-80481) and incorporated herein by
         reference) ........................................................

   11.1  Computation of Pro Forma Net Income Per Common Share
         for the nine months ended June 30, 1996 and 1995...................

   11.2  Computation of Pro Forma Net Income Per Common Share for
         the three months ended June 30, 1996 and 1995......................

   11.3  Computation of Supplementary Pro Forma Net Income Per
         Common Share for the nine months ended June 30, 1996
         and 1995...........................................................

   27.1  Financial Data Schedule............................................