Form 10-K
period 1996-09-30
CARIBINER INTERNATIONAL INC
filed 1996-12-27
CIK 1005015

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (Fee Required)

  For the fiscal year ended ________________September 30, 1996_________________
                                         OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________________to _______________________

Commission file number  1-14234_________________________________________________

                         CARIBINER INTERNATIONAL, INC
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                              13-3466655
-------------------------------------------------------------------------------
(State or other jurisdiction of   (I.R.S.)employer identification no.)
 incorporation or organization)

        16 West 61st Street, New York, NY                     10023
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip)code)

                              (212) 541-5300
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


          Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class               Name of exchange on which registered

 Common Stock, par value $0.01 per share         New York Stock Exchange
 ---------------------------------------    ------------------------------------

          Securities Registered Pursuant to Section 12(g) of the Act:

                                    None
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 24, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant was $214,573,541.

As of December 24, 1996, the registrant had 9,613,654 shares of its common stock, par value $0.01 per share, issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1. BUSINESS
        --------

  Caribiner International, Inc. is a leading international producer of meetings, events and training programs and a provider of related business communications services that enable businesses to inform, sell to and train, their sales forces, dealers, franchisees, partners, stockholders and employees. As used herein, the terms "Caribiner" or "Company" refer to Caribiner International, Inc. and its subsidiaries and the terms "fiscal 1994," "fiscal 1995," and "fiscal 1996" refer to the Company's fiscal years ended September 30, 1994, 1995 and 1996.

  Business activities and events that generate a need for business communications services include sales meetings, product launches, training and education of employees and dealers, development of strategic and organizational communications, conferences, stockholder meetings and other executive management presentations that are used to convey important information about the business and/or its products. These business constituencies are not typically communicated with by public relations firms, which assist a business in communications with or through the news media, or advertising agencies, which create advertising and marketing campaigns to communicate with consumers. Large-scale events and programs to communicate essential corporate messages are often not part of a company's core businesses because of the unique skills necessary to develop, produce and successfully stage such events. As a result, many companies look to engage outside firms to perform these functions. In addition, large corporate events tend not to occur regularly, depending, for example, on timing of product roll-outs, changing competitive environments and shifts in corporate strategy, which makes it relatively costly to maintain the internal resources to create and execute these events.

  The Company offers a wide range of business communications services, including conceptualizing, planning and producing corporate meetings and events and providing audio visual equipment rentals, sales and related staging services for such meetings and events, developing training and educational materials relating to new job skills, products, systems and organizational processes, handling internal corporate communications and creating interactive trade show exhibits. The Company believes it has benefited from a trend among major corporations toward increased corporate outsourcing of meetings, events, training and communications. These services can be delivered in all forms of media, including film, interactive technologies (including CD-ROM), videotape, slides, computer graphics and animation, print and multimedia.

RECENT ACQUISITIONS

  During fiscal 1994 and 1995, Caribiner completed five acquisitions and acquired a contractual client relationship with a major corporation from another business communications services provider. Three such acquisitions were business communications services providers located in New York City, which permitted the Company to expand its client base and secure the services of experienced executive management personnel of the acquired businesses. In addition, during such fiscal years, the Company also completed three other transactions through which it increased its client base and expanded into new geographic regions by the addition of offices in Los Angeles, Atlanta, Dallas and Houston. The total initial purchase cost of the acquisitions completed in fiscal 1994 and 1995 was $4.5 million and $4.3 million, respectively. Several such acquisitions also provide for contingent payments following their purchase based upon achievement of gross profits above specified target levels.

  Effective as of January 1, 1996, the Company acquired substantially all of the assets of Koors Perry & Associates, Inc. ("Koors Perry"), a regional business communications services provider based in Atlanta, Georgia with revenue of $8.9 million for the nine months ended September 30, 1995. The Company has integrated Koors Perry with its Atlanta office and has used it as a base from which to expand its presence in the southeastern U.S. In June, 1996, the Company acquired Lighthouse, Ltd. ("Lighthouse"), a leading midwestern business communications services provider, with revenue of $10.4 million for the year ended December 31, 1995. The Company has integrated its Chicago office with the Lighthouse headquarters in Rolling Meadows, Illinois and has used it as a base from which to expand its presence in the midwestern U.S. The acquisition of

Lighthouse resulted in the Company's establishing a relationship with, among other clients, Motorola, Inc. Also in June, 1996, the Company acquired SCH International Limited ("Spectrum"), a leading London-based producer of meetings and events and provider of other business communications services with a significant presence in the United Kingdom and Europe with revenue of $20.5 million for the nine months ended March 31, 1996. The acquisition of Spectrum allowed the Company to establish an international presence, resulted in the Company's establishing a relationship with, among other clients, the European division of a large domestic automobile manufacturer and will enable it to serve the global needs of its domestic clients.

  In September, 1996, the Company acquired Total Audio Visual Services ("TAVS"), a leading provider of audio visual equipment rentals and related staging services, including hotel audio visual outsourcing services in the United States. The acquisition of TAVS enables the Company to offer its own audio visual equipment and staging services for use at meetings and events serviced by the Company and reduce the Company's reliance on third party vendors. The Company also believes that since many TAVS' clients are hotel properties whose business customers tend to book hotel facilities well in advance of meetings and events, and often prior to contacting a business communications services provider, it will have opportunities to benefit from cross-referral of customers. TAVS reported revenue of $45.9 million for the year ended December 31, 1995.

  The total initial purchase cost of the acquisitions completed during fiscal 1996 was approximately $43.9 million. Certain of such acquisitions also included contingent payment provisions.

RECENTLY ANNOUNCED PURCHASE AGREEMENTS

  In December, 1996, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Blumberg Communications Inc. ("Blumberg"), a provider of audio visual equipment rentals and sales, production and staging services and hotel audio visual outsourcing services in the upper mid-west and southern U.S. The consummation of the acquisition is subject to certain closing conditions. Upon consummation of the acquisition, the Company intends to integrate Blumberg's operations with its existing operations and to expand its presence in the geographic regions which Blumberg presently serves. Blumberg reported revenue of $42.3 million for the year ended May 31, 1996.

  Also in December, 1996, the Company acquired all of the outstanding capital stock of Rome Network, Inc. ("Rome"), a leading regional provider of business communications services in the San Francisco area. The Company intends to integrate Rome into its San Francisco office to expand and strengthen its presence in the business communications services market in the geographic areas which Rome presently serves.

SERVICES

  Caribiner offers a wide range of business communications services, including conceptualizing, planning and producing corporate meetings and events, developing training and educational materials relating to new job skills, products, systems and organizational processes, handling internal corporate communications and creating interactive trade show exhibits. The Company also, through its TAVS division, provides audio visual equipment rentals and staging services, as well as hotel audio visual outsourcing services.

  Specifically, Caribiner's services include:

  BUSINESS MEETINGS AND EVENTS that introduce new products, present newly designed corporate strategies to targeted audiences or honor a company's leading contributors.

  AUDIO VISUAL EQUIPMENT RENTAL AND STAGING SERVICES through its TAVS division, which is the preferred in-house provider of audio visual equipment rentals, sales and related staging services in approximately 70 hotel properties located primarily in the southeastern U.S. and which also supplies such equipment and services to production companies and corporations for use at meetings, events and training programs.

  TRAINING PROGRAMS using interactive and technology-driven hardware designed to improve employee productivity, in the areas of product knowledge, team building, sales skills, personal skills and behavioral development.

  CORPORATE COMMUNICATIONS PROGRAMS used to disseminate management's message to employees and others.

  EXHIBITS AND DISPLAYS, which involves the design and development of a company's trade show exhibit or a visitor's center/lobby display.

CLIENTS

  Caribiner targets clients with large or potentially large recurring needs for business communications services. Caribiner's client list covers a number of industry sectors including automotive, information technology, insurance, pharmaceuticals, financial services, fast food, lodging and petroleum.

  Caribiner's clients include ARAMARK, Eastman Kodak Corporation, Ford Motor Co., Holiday Inn Worldwide, IBM, McDonald's Corporation, Parke-Davis, a division of Warner Lambert, Schering-Plough, and Shell Oil Company. During fiscal 1996, Ford Motor Co., IBM and State Farm Group accounted for approximately 15%, 13% and 11%, respectively, of Caribiner's revenues. From fiscal 1993 to fiscal 1996, the number of clients to whom the Company provided services during the year grew from 65 to over 300.

  Caribiner's size and strategic focus on enhancing and establishing client relationships with large or potentially large accounts permits it to dedicate personnel to a single client to strengthen and build the relationship and increase the opportunity for cross-selling to other divisions or departments of the client. When the Company recognized significant opportunities to expand relationships with Ford Motor Co. and IBM, management decided to increase Company resources devoted to the servicing of these two accounts. Accordingly, the Company maintains a Detroit facility with a total of 30 full-time employees to service the business communications needs of numerous individual buyers from the 21 Ford business units for whom Caribiner executed projects in fiscal 1996. In addition, in July, 1995, Caribiner dedicated personnel and facilities in its White Plains (NY) office to provide services to IBM on a worldwide basis. Caribiner believes that the strategy it has followed with the Ford Motor Co. and IBM to build and maintain these accounts can be utilized to develop and build relationships with other clients having a significant need for business communications services.

  Among the ways the Company seeks to differentiate itself to clients from other providers of business communications services are by its customer service, its breadth of creative and technical expertise, its ability to execute programs successfully, with complete "back-up" system technology, its demonstrated ability to produce a broad range of projects, large and small, across a number of industries, its full range of business communications services, its continuous investment in new technology and equipment, its size and its international presence.

SALES AND MARKETING

  Historically, Caribiner has acquired new clients and marketed its services primarily by cross-selling to existing clients, responding to requests for proposals, pursuing client referrals, identifying prospects through research of a potential client's business communications needs, actively marketing to potential new customers and through acquisitions of other business communications services providers. The Company solicits prospective accounts through personal contacts by members of Caribiner's senior management as well as through the Company's managers responsible for business development. When a new account is established, the Company immediately assigns a sales executive (an account manager) to the client to build the relationship and ensure that the client's needs are being met, and to seek out further opportunities to penetrate this account. The Company employs a full-time sales and marketing staff of approximately 100 persons, and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote Caribiner's expertise and range of services. Generally, account managers are assigned a number of different accounts which may be comprised of a number of businesses or a number of divisions, departments or groups within the same business.

OPERATIONS

  General. Each of the Company's regional offices is run by a general manager, who is supported by sales executives (the account managers) who establish and foster customer relationships; creative and technical personnel who direct concept development, staging and execution of a project; and producers and project managers who have ultimate responsibility for project execution, media creation and theatrical staging of an event. In addition, the Company employs on-site service representatives to serve TAVS' hotel properties. Each regional office supplements its staff with independent contractors or part-time employees where needed. Caribiner has long-standing relationships with freelance contractors and part-time employees in various production and creative disciplines, which gives it a competitive advantage in being able to produce the highest quality events for its customers while keeping overhead lower and utilizing resources more efficiently.

  Although each office focuses on serving the needs of clients located in its geographic region, Caribiner's management emphasizes the coordination of activities between offices and allocates, when necessary, resources from one office in order to support another. This coordination of activities allows the Company to serve its clients at a local level while at the same time providing clients with resources and expertise of an international organization. Caribiner has also centralized the accounting, finance, and information technology functions of the Company in New York and Atlanta to minimize overhead and administrative expense.

  Foreign Operations. In June, 1996, the Company acquired Spectrum, which has a significant presence in the United Kingdom and Europe. Spectrum owns Spectrum Communications Limited and Mark Wallace Associates Ltd. in London and a joint venture interest in Spectrum Communications LLC in Dubai. In addition, in June, 1996, the Company opened its Hong Kong office, primarily to better serve its international clients in the Pacific Rim. During fiscal 1996, the Company's foreign operations generated revenue of $7.0 million and an operating loss of $0.1 million and at September 30, 1996 had identifiable assets, including goodwill, of $16.2 million. Such financial information reflects only four months of foreign operations, and the Company expects that its foreign operations will be more material in the future.

EMPLOYEES

  As of December 13, 1996, Caribiner employed 818 full-time employees, of which 711 employees were located domestically and 107 were located internationally.

  The Company has no collective bargaining or similar agreements with unions; however, the Company does from time to time independently contract with or hire part-time union personnel, especially during the production of a particular meeting or event. Over the course of any given project period, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of freelance contractors or part time employees. Depending on the timing and specific requirements of the events and the number of overlapping events in any given planning period, the use of freelance contractors and part time employees can vary significantly. The Company considers its relations with its full-time employees, part-time employees and independent contractors to be good.

COMPETITION

  Although no firm data exists with respect to the size of the business communications services industry and the number and size of competitors within the industry, management believes, based on its experience in the industry, that the business communications services industry is highly fragmented. Caribiner believes that no one participant or small number of participants is dominant in the industry and that its competitors consist primarily of small, generally regional firms which provide a limited range of services, although there are several participants in the industry whose business, like that of Caribiner, is full service in scope. Management believes that certain competitors have capabilities and resources comparable to and in certain respects greater than those of the Company. Caribiner also competes with in-house communications staffs of existing and potential clients.

  Management believes that the competitive factors most important in the business communications services industry are organizational breadth, creative, production and technical expertise, demonstrated ability to execute projects, range of services offered, range of industries serviced, size, geographical presence and price.

  The Company believes its principal strengths are the depth of its creative and production talent, its ability to consistently meet its clients' objectives and expectations, its focus on quality and customer service and its ability to manage effectively and reliably several complex, large-scale projects contemporaneously. The Company believes it is at a competitive disadvantage in certain regions where it does not have local offices.

ITEM 2. PROPERTIES
        ----------

  Caribiner's corporate headquarters and New York office are located in leased offices occupying approximately 40,000 square feet at 16 West 61st Street, New York, New York 10023-7604. The lease for the Company's headquarters expires in 2000. The Company is presently reviewing expansion into additional space which it expects to require as it grows, but has not entered into any commitments.

  The Company also leases offices in Atlanta, Boston, Columbia (MD), Columbia
(SC), Dallas, Detroit, Houston, Los Angeles, Orlando, Rolling Meadows (IL), San Francisco and White Plains (NY) in the U.S. and in London, Dubai and Hong Kong. The Company leases warehouse space in Atlanta, Chicago, Dallas, North Bergen (NJ), Orlando, Columbia (MD) and Columbia (SC). The terms of the leases expire between 1997 and 2011. The Company anticipates that as it expands, it will require additional office space to support such growth and believes that suitable additional or alternative space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

  From time to time, the Company is involved in litigation incidental to its business. In the opinion of the Company, no such litigation has had or is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

  None.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY
         -----------------------------------------------


             NAME               AGE                    POSITION
             ----               ---                    --------
Raymond S. Ingleby.............  33 Chairman of the Board and Chief Executive
                                     Officer of Caribiner International, Inc.
Arthur F. Dignam...............  50 Executive Vice President and Chief Financial
                                     and Administrative Officer of Caribiner
                                     International, Inc.
Mark M. Cohen..................  49 Executive Vice President of Caribiner
                                     International, Inc. and President of
                                     Caribiner Communications
Lawrence P. Golen..............  39 Executive Vice President of Caribiner
                                     International, Inc. and President of Total
                                     Audio Visual Services
Brian Shepherd.................  39 Executive Vice President, Strategic Planning
                                     and International Operations, of Caribiner
                                     International, Inc.
Errol M. Cook..................  57 Director
Bryan D. Langton...............  60 Director
Sidney Lapidus.................  59 Director
David E. Libowitz..............  33 Director

  RAYMOND S. INGLEBY has been a director and Chief Executive Officer of the Company since its formation in 1989, and Chairman since June, 1993. From 1988 through 1993, Mr. Ingleby served as Chairman and Chief Executive Officer of Ingleby Communications Corporation ("ICC"), which he founded in 1988. In 1985, Mr. Ingleby, a British citizen, founded his own advertising company that was engaged in the installation of advertising displays in hotels, which he sold in 1988.

  ARTHUR F. DIGNAM has been Executive Vice President and Chief Financial Officer of the Company since February, 1994 and Chief Administrative Officer since November, 1995. Prior to joining Caribiner, Mr. Dignam worked as an independent consultant from August, 1993 to January, 1994, and was Vice President and Chief Financial Officer for Panavision International, the privately-held predecessor to Panavision Inc., a company that manufactures high quality cameras and accessories for the film and television industry, from February, 1989 to July, 1993. Prior thereto, Mr. Dignam served as chief financial officer in both the news division and operations and technical services division of the National Broadcasting Company.

  MARK M. COHEN has been Executive Vice President of the Company and President of Caribiner Communications since November, 1995. Mr. Cohen joined Caribiner in November, 1993 as Executive Vice President of Caribiner, Inc. and General Manager of its New York office. Prior to joining Caribiner, Mr. Cohen served in various general management positions with Maritz Inc., a marketing service and performance improvement company, from June, 1976 to November, 1993.

  LAWRENCE P. GOLEN has been Executive Vice President of the Company and President of TAVS since October, 1996, when he joined Caribiner after its acquisition of TAVS from General Electric Capital Computer Leasing Corporation ("GECCLC"). Prior thereto, Mr. Golen served as General Manager of TAVS from September, 1994 to October, 1996 and as General Manager of the Test Equipment Management Services division of GECCLC from May, 1994 to October, 1996. Prior thereto, Mr. Golen served as Vice President-Marketing and Sales of Douglas Manufacturing from January, 1993 to April, 1994 and Regional Marketing Director of GE Plastics from November, 1991 to December, 1993.

  BRIAN SHEPHERD has been Executive Vice President, Strategic Planning and International Operations, of Caribiner International, Inc. since November, 1995. Mr. Shepherd joined the Company as Vice President of Caribiner, Inc. and General Manager of its Atlanta office in July, 1995. Mr. Shepherd was formerly President and Chief Executive Officer of Imagination (USA) Inc., a subsidiary of Imagination, UK, a large European-based business communications company, from December, 1992 to July, 1995. Previously, he had been Managing Director of the London office of Imagination, UK.

  ERROL M. COOK has been a director of the Company since June, 1992. Mr. Cook has been a Managing Director of E.M. Warburg, Pincus & Co., Inc. ("EMW") since March, 1991. Mr. Cook serves on the board of directors of certain privately held companies.

  BRYAN D. LANGTON has been a director of the Company since April, 1996. Mr. Langton has been the Chairman Emeritus of Holiday Inn Worldwide, a subsidiary of Bass plc, since December, 1996. Prior thereto Mr. Langton served as Chairman and Chief Executive Officer of Holiday Inn Worldwide and Holiday Inn, Inc. from February, 1990 to December, 1996. Mr. Langton serves on the board of directors of Bass plc.

  SIDNEY LAPIDUS has been a director of the Company since June, 1992. Mr. Lapidus is a Managing Director of EMW. Mr. Lapidus has been with EMW or its predecessor since 1967. Mr. Lapidus serves on the board of directors of Renaissance Communications Corp., Pacific Greystone Corporation and Panavision Inc., as well as several privately held companies.

  DAVID E. LIBOWITZ has been a director of the Company since June, 1992. Mr. Libowitz has served as a Vice President of Warburg, Pincus Ventures, Inc., the venture banking subsidiary of EMW, since January, 1995 and has been associated with EMW since July, 1991. Mr. Libowitz serves on the board of directors of certain privately held companies.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

  The Common Stock is listed on the New York Stock Exchange under the symbol "CWC." The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of the Common Stock as reported by the New York Stock Exchange. The Common Stock was not publicly traded prior to March 11, 1996, the date of its initial public offering. The number of stockholders of record of Common Stock on December 1, 1996 was 73.

                                                                  PRICE RANGE
                                                                ---------------
                                                                 HIGH     LOW
                                                                ------- -------
      Fiscal 1996:
        Second Quarter (from March 11, 1996)................... $26 7/8 $21 1/8
        Third Quarter..........................................  36 3/4  24 1/2
        Fourth Quarter.........................................  43      28

  The Company has not paid any dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its growth and development and therefore does not anticipate any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.

  The Company issued and sold the following unregistered securities during fiscal 1996:

    1. In November, 1995, the Company issued and sold an aggregate of 87,210 shares of Non-Voting Common Stock, par value $0.01 per share (the "Non-Voting Common Stock"), to 35 officers and employees of the Company for an aggregate purchase price of $130,625 in cash pursuant to award agreements under the Management Stock Plan. (The Management Stock Plan was terminated and all such shares of Non-Voting Common Stock were converted, without any action on the part of the holders thereof, into shares of Common Stock upon consummation of the IPO on March 15, 1996.)

    2. In April, 1996, the Company granted to an employee options to purchase 2,500 shares of Common Stock at an exercise price per share of $25.6875 pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such stock option agreement, one-third of such options vest and become exercisable in April, 1997; one-third of such options vest and become exercisable in April, 1998, and one-third of such options vest and become exercisable in April, 1999.

    3. In June, 1996, the Company issued and sold an aggregate of 31,821 shares of Common Stock to Mark P. Fitzgerald, Warren F. Moore II and Richard C. Hunt in connection with the purchase of substantially all of the assets, and the assumption of certain of the liabilities, of Lighthouse.

    4. In July, 1996, the Company granted to 112 employees options to purchase an aggregate of 140,000 shares of Common Stock at an exercise price per share of $28.875 pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such stock option agreements, one-third of such options vest and become exercisable in July, 1997; one-third of such options vest and become exercisable in July, 1998, and one-third of such options vest and become exercisable in July, 1999.

    5. In September, 1996, the Company granted to two employees options to purchase an aggregate of 8,900 shares of Common Stock at an exercise price of $40.375 per share pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such stock option agreements, options to purchase 1,600 shares of Common Stock are presently exercisable. In addition, pursuant to the terms of such stock option agreements, options to purchase the remaining 7,300 shares vest and become exercisable one-third in September, 1997, one-third in September, 1998, and one-third in

  September, 1999; provided, however, that options to purchase 4,800 of such 7,300 shares vest and become exercisable only upon the satisfaction of certain performance criteria to be established by the Board of Directors of the Company.

  There were no underwriters employed in connection with any of the transactions set forth above.

  The transactions described above were effected in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to sell or offer for sale the securities in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

                            SELECTED FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT SHARE DATA)

  The historical selected financial data presented below as of and for the fiscal years ended September 30, 1992, 1993, 1994, 1995 and 1996, are derived from, and are qualified by reference to, the financial statements that have been audited by Ernst & Young LLP, independent auditors. The data presented below should be read in conjunction with the Company's financial statements and related notes thereto and other information included elsewhere in this Form 10-K.

                                         YEAR ENDED SEPTEMBER 30,
                               ------------------------------------------------
                               1992(a)     1993      1994      1995      1996
                               --------  --------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
Revenue......................  $ 21,760  $ 50,107  $ 59,174  $ 81,131  $148,330
Cost of revenue..............    15,767    34,907    39,724    54,312    99,797
                               --------  --------  --------  --------  --------
Gross profit.................     5,993    15,200    19,450    26,819    48,533
Selling, general and
 administrative expenses.....     7,321    12,551    14,349    19,306    30,442
Non-cash compensation
 expense(b)..................       --        --        --        --      1,072
Depreciation and
 amortization................     3,064     3,852     2,137     2,330     3,142
Write-off of certain
 intangibles(c)..............       --      4,614       --        --        --
                               --------  --------  --------  --------  --------
Total operating expenses.....    10,385    21,017    16,486    21,636    34,656
                               --------  --------  --------  --------  --------
Operating income (loss)......    (4,392)   (5,817)    2,964     5,183    13,877
Interest expense with related
 parties.....................       345     1,435     2,107     2,234     1,199
Interest expense, other......       173       222       502     1,259       387
                               --------  --------  --------  --------  --------
Income (loss) before taxes...    (4,910)   (7,474)      355     1,690    12,291
Provision for taxes..........        63        23        62       264     4,302
                               --------  --------  --------  --------  --------
Net income (loss)............    (4,973)   (7,497)      293     1,426     7,989
Preferred stock dividends(d).      (120)     (517)     (582)     (655)     (327)
                               --------  --------  --------  --------  --------
Net income (loss) available
 to common stockholders......  $ (5,093) $ (8,014) $   (289) $    771  $  7,662
                               ========  ========  ========  ========  ========
Pro forma net income per common share(e).......    $   0.30  $   0.49  $   1.05
                                                   ========  ========  ========
                                           AS OF SEPTEMBER 30,
                               ------------------------------------------------
                                 1992      1993      1994      1995      1996
                               --------  --------  --------  --------  --------
BALANCE SHEET DATA:
Working capital (deficit)....  $ (1,229) $ (1,349) $ (1,452) $    352  $  5,451
Total assets.................    27,852    15,182    31,266    45,298   126,321
Total debt, including accrued
 interest....................    13,937    19,223    24,531    34,175    22,839
Stockholders' equity.........    (1,273)  (12,269)  (13,249)  (12,434)   53,467

                     See Notes to Selected Financial Data

                        NOTES TO SELECTED FINANCIAL DATA

(a) Prior to August, 1993, the Company was wholly-owned by ICC and comprised substantially all of the operations of ICC. On June 30, 1992, the Company completed a private placement of securities to Warburg, Pincus, Investors, L.P., the proceeds from which were used in part to acquire Caribiner, Inc. On August 3, 1993, ICC was merged into a wholly-owned subsidiary of the Company.

(b) Non-cash compensation expense for the year ended September 30, 1996 of $1.1 million (or $0.08 per share) resulting primarily from the vesting of non-voting common stock issued at a price lower than its fair market value under the 1993 Management Stock Plan, which was terminated upon consummation of the Company's initial public offering (the "Initial Public Offering") of shares of Common Stock in March, 1996.

(c) Reflects adjustment to net realizable value of certain intangibles, principally module and film libraries acquired in purchase business transactions.

(d) All preferred stock was converted into Common Stock in connection with the Initial Public Offering.

(e) Pro forma net income per common share is calculated using the weighted average number of shares of Common Stock outstanding during the period, plus Common Stock issued pursuant to the Management Stock Plan and warrants to purchase Common Stock issued at prices below the Initial Public Offering price of $17.00 per share during the twelve months immediately preceding December 15, 1995 (the initial filing date of the Registration Statement relating to the Initial Public Offering), assuming such Common Stock was outstanding for all periods presented. In addition, pro forma net income per common share assumes conversion of the Company's 11.5% Convertible Promissory Note (the "Convertible Note") and the conversion of all outstanding shares of preferred stock into shares of Common Stock (which, in each case, occurred on March 15, 1996) as if such conversions occurred on October 1, 1994. Accordingly, pro forma net income per common share reflects adjustments to eliminate interest expense incurred on the Convertible Note during each of fiscal 1994, fiscal 1995 and fiscal 1996, and to eliminate accrued preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

  Certain statements contained herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to successfully complete and integrate its acquisitions and to implement operational improvements in its acquired businesses and the seasonality and episodic nature of the Company's business.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

  Revenue. Revenue increased $67.2 million, or 83%, from $81.1 million in fiscal 1995 to $148.3 million in fiscal 1996. The increase resulted primarily from expanded activities for certain existing clients, projects for new clients and the acquisition of other business communications services providers. Contributing to the increase were sales meetings in connection with a triennial event held by an insurance client, a product launch for an existing pharmaceutical client, a franchisee meeting for a new food services client and increased business from both existing clients and clients developed through acquisitions.

  Gross profit. Gross profit increased 81% from $26.8 million in fiscal 1995 to $48.5 million in fiscal 1996, primarily as a result of the revenue growth described above. Gross profit as a percentage of revenue decreased slightly to 32.7% in fiscal 1996 from 33.1% in fiscal 1995.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $11.1 million or 58% from $19.3 million in fiscal 1995 to $30.4 million in fiscal 1996. Salaries and related costs increased $6.9 million resulting primarily from the addition of new offices and personnel resulting from acquisitions and in support of other revenue growth, as well as normal inflationary increases. Other general and administrative expenses increased $2.6 million resulting from the Company's overall growth. Direct selling expenses increased $1.6 million to support revenue growth. Selling, general and administrative expenses as a percentage of revenue declined from 23.8% in fiscal 1995 to 20.5% in fiscal 1996 as revenue increased more rapidly than such expenses. The Company also recorded a non-recurring non-cash compensation expense of $1.1 million resulting from the vesting of common stock sold pursuant to the Company's management stock plan at a price lower than its fair market value.

  Depreciation and amortization. Depreciation and amortization expense increased $0.8 million from $2.3 million in fiscal 1995 to $3.1 million in fiscal 1996. This increase was primarily due to the purchase of computer equipment, fixed assets acquired through acquisitions and goodwill resulting from such acquisitions.

  Interest expense. Interest expense with related parties decreased by $1.0 million from fiscal 1995 to fiscal 1996 due to the repayment and conversion of debt as of March 15, 1996 in connection with the Initial Public Offering. Other interest expense, net, decreased by $0.9 million from fiscal 1995 to fiscal 1996 due to a lower average borrowing level, the repayment of outstanding balances as of March 15, 1996 in connection with the Initial Public Offering, and interest income earned on the proceeds from the Initial Public Offering.

  Income before taxes. Income before taxes increased from $1.7 million in fiscal 1995 to $12.3 million in fiscal 1996 as revenue growth from internal business and acquired businesses contributed to the improved earnings of the Company.

  Provision for taxes. The provision for taxes as a percentage of income before taxes was 35.0% and 15.6% for fiscal 1996 and fiscal 1995, respectively. The increase in the effective rate is due primarily to income before tax in excess of the utilization of available net operating loss carryforwards which are not subject to limitations. Beginning with the fiscal year ending September 30, 1997, the Company expects to reflect an effective tax rate in accordance with statutory tax rates as adjusted for book/tax differences such as nondeductible expenses.

  Net income. Net income increased to $8.0 million in fiscal 1996 from net income of $1.4 million in fiscal 1995, for the reasons set forth in the preceding paragraphs. Pro forma net income per common share increased in fiscal 1996 to $1.05 from $0.49 in fiscal 1995. Excluding the effect of the non-recurring non-cash compensation charge of $1.1 million, pro forma net income per common share would have been $1.13 for fiscal 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

  Revenue. Revenue increased 37.1% from $59.2 million in fiscal 1994 to $81.1 million in fiscal 1995. Higher revenue from the Ford Motor Co. accounted for approximately two-thirds of the revenue increase. Increased revenue from clients in the information technology sector contributed approximately 25% of the increase.

  Gross profit. Gross profit increased 37.9% from $19.5 million in fiscal 1994 to $26.8 million in fiscal 1995. The $7.4 million increase resulted primarily from the revenue growth described in the preceding paragraph. Gross profit as a percentage of revenue rose slightly from 32.9% to 33.1%.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 34.5% from $14.3 million in fiscal 1994 to $19.3 million in fiscal 1995. Salaries and related costs increased $3.1 million primarily as a result of acquisition, new office openings and additional personnel in connection with the Company's growth as well as annual inflationary increases. Direct selling expenses increased $0.4 million to support revenue growth. In addition, other general and administrative expenses for new and additional offices increased $1.5 million. Selling, general and administrative expenses as a percentage of revenue declined from 24.3% in fiscal 1994 to 23.8% in fiscal 1995.

  Depreciation and amortization. Depreciation and amortization expense increased by $0.2 million from fiscal 1994 to fiscal 1995 due primarily to the purchase of computer equipment and goodwill from acquisitions.

  Interest expense. Interest expense with related parties increased $0.1 million in fiscal 1995 from fiscal 1994 due to compounding. Other interest expense increased $0.8 million due to higher borrowing under the Company's bank facility to fund acquisitions, office expansions and increased working capital requirements.

  Income before taxes. Income before income taxes increased from $0.4 million in fiscal 1994 to $1.7 million in fiscal 1995 as revenue growth both from internal business as well as acquired businesses contributed to the improved earnings of the Company.

  Provision for taxes. The provision for taxes in fiscal 1995 reflects federal, state and local minimum taxes after benefit from the utilization of net operating loss carryforwards. The provision for taxes in fiscal 1994 reflects state and local minimum taxes.

  Net income. Net income increased to $1.4 million in fiscal 1995 from net income of $0.3 million in fiscal 1994, for the reasons set forth in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through internal cash flow and bank financing, including the Company's new financing facilities, its recently replaced line of credit (the "1994 Line of Credit") and its recently replaced term facility (the "1994 Term Facility") (as further described below). These sources of funds have been used to fund the Company's efforts to grow both internally and through acquisitions.

  The 1994 Line of Credit provided the Company with funds to handle working capital requirements and the 1994 Term Facility was used primarily to finance acquisitions. As of September 30, 1996, $6.0 million was outstanding under the 1994 Line of Credit and $15.0 million was outstanding under the 1994 Term Facility. As of September 30, 1996, each of the 1994 Line of Credit and the 1994 Term Facility bore interest at the rate of 9.25% per annum, which was 1% over the lender's prime rate. On December 4, 1996, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $27 million to $100 million, consisting of a $75 million six year reducing revolving credit facility (the "Reducing Revolver") to be utilized in connection with the financing of acquisitions and a $25 million six year revolving line of credit (the "Revolving Line" and together with the Reducing Revolver, the "1996 Facilities"). Amounts outstanding under the 1994 Line of Credit and 1994 Term Facility were repaid with proceeds from the 1996 Facilities. The maturity date of each of the 1996 Facilities is December 31, 2002. Interest on outstanding amounts under the 1996 Facilities is payable quarterly in arrears and, at the option of the Company, interest accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based on the greatest of (a) the agent bank's prime rate, (b) the three month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). Pursuant to the terms of the 1996 Facilities, the Company is required to reduce outstanding amounts under the Revolving Line to less than $5.0 million for a period of not less than 30 days during every 12-month period commencing on December 4, 1996.

  The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the periods indicated:

                                                              YEAR ENDED
                                                            SEPTEMBER 30,
                                                        -----------------------
                                                         1994    1995    1996
                                                        ------  ------  -------
                                                           (IN THOUSANDS)
Net cash provided by (used in):
 Operating activities.................................. $2,872  $  442  $ 4,887
 Investing activities.................................. (6,601) (7,758) (43,832)
 Financing activities..................................  3,572   7,256   47,078

  In fiscal 1994, the Company generated $2.9 million from its operating activities. Net income plus depreciation and amortization provided $2.4 million. The net change in working capital provided $0.5 million, with increases in accounts receivable resulting from increased revenue being more than offset by increases in accounts payable, deferred income and accrued liabilities. Investing activities required $6.6 million as a result of the acquisition of businesses, purchase of property and equipment and additional payments in connection with the merger with ICC. Financing activities provided $3.6 million through use of the 1994 Line of Credit and 1994 Term Facility.

  In fiscal 1995, the Company generated approximately $0.4 million from operating activities compared to $2.9 million in fiscal 1994. The decrease was the result of higher working capital requirements resulting from expansion of operating activities and revenue growth. Investing activities included the purchase of property and equipment and acquisitions of intangibles and businesses that required approximately $7.8 million. Financing activities provided approximately $7.3 million through use of the 1994 Line of Credit and 1994 Term Facility.

  In fiscal 1996, the Company generated $7.3 million from its operating activities. Net income plus depreciation and amortization and the non-cash compensation expense described above provided $12.2 million. The net change in working capital used $7.3 million, with increases in accounts receivable, prepaid expenses and other current assets as well as a decrease in accrued interest payable, offset by a net increase in accrued expenses and accounts payable. Investing activities required $46.2 million, resulting primarily from the acquisition of businesses and the purchase of equipment. Financing activities provided approximately $47.1 million, of which an aggregate of $44.3 million of net proceeds were received in fiscal 1996 from the issuance of Common Stock and the exercise of warrants to purchase Common Stock, $18.0 million was provided by the 1994 Term Loan and net proceeds of $1.8 million were provided by the 1994 Line of Credit. Such amounts were offset by $16.9 million used to repay certain outstanding bank borrowings and substantially all other long-term indebtedness, and pay accrued preferred stock dividends. In addition, $0.2 million was used to repurchase Common Stock in fiscal 1996.

  Capital expenditures were $2.2 million in fiscal 1996 and $1.6 million in each of fiscal 1995 and fiscal 1994, with the purchase of additional personal computers and expanded capabilities for the computer system accounting for the largest areas of expenditure. The Company believes that capital expenditure requirements will increase to approximately $9.0 million in fiscal 1997 (including Blumberg's anticipated capital expenditure requirements, but excluding capital expenditure requirements of any additional businesses acquired) primarily as a result of planned investments in audio visual and staging equipment.

QUARTERLY RESULTS

  The following table sets forth the unaudited quarterly results of operations for each of the quarters in fiscal 1995 and fiscal 1996. In management's opinion, this unaudited quarterly information includes all adjustments which are necessary for a fair presentation of the information for the quarters presented. The operating results in any quarter are not necessarily indicative of the results which may be expected for any other interim period.

                                    FISCAL 1995                      FISCAL 1996
                          -------------------------------- --------------------------------
                            1ST      2ND     3RD     4TH     1ST      2ND     3RD     4TH
                          QUARTER  QUARTER QUARTER QUARTER QUARTER  QUARTER QUARTER QUARTER
                          -------  ------- ------- ------- -------  ------- ------- -------
                                                  (IN THOUSANDS)
Revenue.................  $11,399  $19,045 $21,641 $29,046 $20,407  $31,220 $48,150 $48,553
Gross profit............    3,912    5,861   7,528   9,518   7,066   10,190  15,576  15,701
Operating income (loss).   (1,143)     938   2,242   3,146     (87)   1,576   6,556   5,830
Net income (loss).......   (1,593)      91   1,127   1,801    (898)     643   4,408   3,836

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

                         CARIBINER INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.............................................  16
Consolidated Balance Sheets as of September 30, 1995 and 1996..............  17
For the Years Ended September 30, 1994, 1995 and 1996:
  Consolidated Statements of Operations....................................  18
  Consolidated Statements of Cash Flows....................................  19
  Consolidated Statements of Changes in Stockholders' (Deficit) Equity.....  20
  Notes to Consolidated Financial Statements...............................  21

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Caribiner International, Inc.

  We have audited the accompanying consolidated balance sheets of Caribiner International, Inc. (the "Company") as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1995 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

New York, New York
December 6, 1996
Except for Note 15 as to which the date
  is December 20, 1996

                         CARIBINER INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,
                                                    -------------------------
                                                       1995          1996
                                                    -----------  ------------
                      ASSETS
                      ------
CURRENT ASSETS:
Cash and cash equivalents.......................... $   212,612  $  8,431,777
Trade accounts receivable, net of allowance for
 doubtful accounts of
 $81,600 in 1995 and $304,860 in 1996..............  22,920,679    36,201,774
Deferred charges...................................   3,804,858     8,989,410
Prepaid expenses and other current assets..........     607,494     3,394,951
                                                    -----------  ------------
    TOTAL CURRENT ASSETS...........................  27,545,643    57,017,912
Property and equipment, net........................   6,383,975    21,180,982
Goodwill, net......................................  10,288,503    46,681,520
Other intangibles, net.............................     340,251     1,041,280
Other assets.......................................     740,040       399,696
                                                    -----------  ------------
    TOTAL ASSETS................................... $45,298,412  $126,321,390
                                                    ===========  ============
  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
  ----------------------------------------------
CURRENT LIABILITIES:
Bank line of credit................................ $ 4,220,000  $  6,000,000
Current portion of long-term debt..................   4,677,054       648,696
Trade accounts payable.............................   4,581,165     7,529,536
Accrued expenses and other current liabilities.....   3,471,233    12,698,716
Accrued production costs...........................   3,483,084    11,355,416
Deferred income....................................   6,761,589    13,334,965
                                                    -----------  ------------
    TOTAL CURRENT LIABILITIES......................  27,194,125    51,567,329
Long-term debt.....................................   7,147,675    16,189,922
Convertible Note including accrued interest........  17,346,397           --
Deferred income....................................   3,275,023     5,007,183
Accrued preferred stock dividends..................   1,874,135           --
Other liabilities..................................     895,288        89,573
                                                    -----------  ------------
    TOTAL LIABILITIES..............................  57,732,643    72,854,007
STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $.01 par value:
1,150,000 shares authorized, 450,000 shares issued
 and outstanding at 1995; 2,000,000 shares autho-
 rized, none issued and outstanding at 1996........       4,500           --
Common stock, $.01 par value:
12,330,000 voting shares authorized and 685,000
 non-voting shares authorized, 1,924,240 voting
 shares and 577,239 non-voting shares issued and
 outstanding at 1995; 40,000,000 voting shares au-
 thorized, 9,598,159 shares issued and
 outstanding at 1996...............................      25,015        95,982
Additional paid-in capital.........................   1,945,272    60,032,954
Translation adjustment.............................         --         85,723
Accumulated deficit................................ (14,409,018)   (6,747,276)
                                                    -----------  ------------
    TOTAL STOCKHOLDERS' (DEFICIT) EQUITY........... (12,434,231)   53,467,383
                                                    -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)       $45,298,412  $126,321,390
EQUITY............................................. ===========  ============

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------
                                              1994        1995         1996
                                           ----------- ----------- ------------
Revenue................................... $59,173,739 $81,131,219 $148,329,868
Cost of revenue...........................  39,723,994  54,312,550   99,797,490
                                           ----------- ----------- ------------
Gross profit..............................  19,449,745  26,818,669   48,532,378
Operating expenses:
  Selling, general and administrative
  expenses................................  14,348,904  19,305,899   30,442,235
  Non-cash compensation expense...........         --          --     1,072,000
  Depreciation and amortization...........   2,137,100   2,329,869    3,141,838
                                           ----------- ----------- ------------
Total operating expenses..................  16,486,004  21,635,768   34,656,073
                                           ----------- ----------- ------------
Operating income..........................   2,963,741   5,182,901   13,876,305
Interest expense with related parties.....   2,107,383   2,233,623    1,199,281
Other interest expense, net...............     501,509   1,259,315      385,909
                                           ----------- ----------- ------------
Income before taxes.......................     354,849   1,689,963   12,291,115
Provision for taxes.......................      62,257     264,430    4,301,890
                                           ----------- ----------- ------------
  Net income.............................. $   292,592 $ 1,425,533 $  7,989,225
                                           =========== =========== ============
  Pro forma net income per common share...       $0.30       $0.49        $1.05
                                                 =====       =====        =====

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------
                                              1994         1995        1996
                                           -----------  ----------  -----------
Cash flows from operating activities:
  Net income.............................  $   292,592  $1,425,533  $ 7,989,225
  Adjustments to reconcile net income to
   net cash provided by
   (used in) operating activities:
  Non-cash compensation expense..........          --          --     1,072,000
  Depreciation and amortization..........    2,137,100   2,329,869    3,141,838
  Change in assets and liabilities:
    (Increase) in accounts receivable....  (10,322,839) (6,407,492)  (4,520,122)
    (Increase) in deferred charges.......     (256,856) (2,558,543)    (769,988)
    (Increase) in prepaid expenses and
     other
     current assets......................     (91,303)   (261,873)     (974,103)
    Decrease in other assets.............      264,219     150,536      442,971
    Increase (decrease) in accounts pay-
     able................................    2,766,666    (130,891)  (1,650,337)
    Increase (decrease) in deferred in-
     come................................    4,565,558   2,874,963      (64,800)
    Increase in accrued expenses and
     other liabilities...................    1,409,775     786,513    8,724,058
    Increase (decrease) in accrued inter-    2,107,383   2,233,623   (6,130,397)
     est payable.........................  -----------  ----------  -----------
  Net cash provided by operating activi-     2,872,295     442,238    7,260,345
   ties..................................  -----------  ----------  -----------
Cash flow used in investing activities:
  Purchase of property and equipment.....   (1,592,848) (1,605,978)  (2,222,395)
  Acquisition of intangibles and busi-
   nesses, net of cash acquired..........   (4,599,285) (6,151,649) (43,982,317)
  Net cash paid in merger with ICC.......     (408,938)        --           --
                                           -----------  ----------  -----------
  Net cash used in investing activities..   (6,601,071) (7,757,627) (46,204,712)
                                           -----------  ----------  -----------
Cash flow provided by (used in) financing
 activities:
  Net proceeds from issuance of common
   stock.................................          --          --    42,480,447
  Proceeds from exercise of warrants.....          --          --     1,690,500
  Net proceeds from bank line of credit..      660,000   2,550,000    1,780,000
  Proceeds from long-term debt...........    3,000,000   6,000,000   18,000,000
  Repayments of long-term debt...........      (85,000) (1,297,574) (14,668,783)
  Payment of preferred dividends.........          --          --    (2,201,618)
  Proceeds from issuance of common stock
   under the
   Management stock plan                         2,050       5,383      174,167
  Repurchase of common stock.............       (4,899)     (1,878)    (176,904)
                                           -----------  ----------  -----------
  Net cash provided by financing activi-     3,572,151   7,255,931   47,077,809
   ties..................................  -----------  ----------  -----------
Effect of exchange rate changes on cash            --          --        85,723
 and cash equivalents....................  -----------  ----------  -----------
Net (decrease) increase in cash..........     (156,625)    (59,458)   8,219,165
Cash, beginning of year..................      428,695     272,070      212,612
                                           -----------  ----------  -----------
Cash, end of year........................  $   272,070  $  212,612  $ 8,431,777
                                           ===========  ==========  ===========

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996

                    COMMON STOCK       PREFERRED STOCK     ADDITIONAL                                               TOTAL
                  ------------------  -------------------    PAID IN      DEFERRED   ACCUMULATED   TRANSLATION  STOCKHOLDERS'
                   SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL    COMPENSATION   DEFICIT     ADJUSTMENT  EQUITY (DEFICIT)
                  ---------  -------  ----------  -------  -----------  ------------ ------------  ----------- ----------------
Balance at
October 1, 1993.  2,327,827  $23,278     450,000  $ 4,500  $ 1,951,833  $       --   ($14,885,787)       --      ($12,906,176)
Issuance of
common stock
upon the
purchase of
MultiMedia
Holdings, Inc. .     54,714      547         --       --          (388)         --            --         --               159
Exchange offer
and merger......     (5,647)     (57)        --       --       (60,416)         --            --         --           (60,473)
Repurchase of
common stock
under the
Management Stock
Plan............    (33,222)    (332)        --       --          (250)         --         (4,317)       --            (4,899)
Issuance of
common stock
under the
Management Stock
Plan............    107,973    1,080         --       --           811          --            --         --             1,891
Issuance of
warrants to
purchase 71,435
shares of common
stock...........        --       --          --       --         9,907          --            --         --             9,907
Accrued
preferred stock
dividends.......        --       --          --       --           --           --       (581,997)       --          (581,997)
Net income......        --       --          --       --           --           --        292,592        --           292,592
                  ---------  -------  ----------  -------  -----------  -----------  ------------    -------     ------------
Balance at
September 30,
1994............  2,451,645   24,516     450,000    4,500    1,901,497          --    (15,179,509)       --       (13,248,996)
Repurchase of
Management Stock
Plan shares by
the company.....    (24,916)    (249)        --       --        (1,629)         --            --         --            (1,878)
Issuance of
warrants to
purchase 293,967
shares of common
stock...........        --       --          --       --        40,769          --            --         --            40,769
Issuance of
common stock
under the
Management Stock
Plan............     74,750      748         --       --         4,635          --            --         --             5,383
Accrued
preferred stock
dividends.......        --       --          --       --           --           --       (655,042)       --          (655,042)
Net income......        --       --          --       --           --           --      1,425,533        --         1,425,533
                  ---------  -------  ----------  -------  -----------  -----------  ------------    -------     ------------
Balance at
September 30,
1995............  2,501,479   25,015     450,000    4,500    1,945,272          --    (14,409,018)       --       (12,434,231)
Issuance of
common stock
under the
Management Stock
Plan............     87,210      872         --       --     1,245,295  (1,072,000)           --         --           174,167
Issuance of
warrants to
purchase 75,593
shares of common
stock...........        --       --          --       --        79,456          --            --         --            79,456
Repurchase of
common stock....    (31,091)    (311)        --       --      (176,593)         --            --         --          (176,904)
Accrued
preferred stock
dividends.......        --       --          --       --           --           --       (327,483)       --          (327,483)
Conversion of
Convertible Note
into preferred
stock...........        --       --      600,000    6,000   11,979,450          --            --         --        11,985,450
Conversion of
preferred stock
into common
stock...........  3,596,250   35,963  (1,050,000) (10,500)     (10,913)         --            --         --            14,550
Exercise of
warrants........    534,505    5,345         --       --     1,685,155          --            --         --         1,690,500
Issuance of
common stock
upon
consummation of
initial public
offering........  2,877,985   28,780         --       --    42,286,150          --            --         --        42,314,930
Issuance of
common stock
upon acquisition
of Lighthouse,
Ltd. ...........     31,821      318         --       --       999,682          --            --         --         1,000,000
Non-cash
compensation
charge..........        --       --          --       --           --     1,072,000           --         --         1,072,000
Translation
adjustment......                                                                                      85,723           85,723
Net income......        --       --          --       --           --           --      7,989,225        --         7,989,225
                  ---------  -------  ----------  -------  -----------  -----------  ------------    -------     ------------
                  9,598,159  $95,982         --   $   --   $60,032,954  $       --   ($ 6,747,276)   $85,723     $ 53,467,383
                  =========  =======  ==========  =======  ===========  ===========  ============    =======     ============

       See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

  Caribiner International, Inc., formerly Business Communications Group, Inc. (together with its direct and indirect wholly-owned subsidiaries, the "Company"), is engaged in the production of meetings, events and training programs and is a provider of related business communications services that enable businesses to inform, sell to and train their sales forces, dealers, franchisees, partners, stockholders and employees.

  The Company was organized on December 1, 1989 by its then parent, Ingleby Communications Corporation ("ICC"), and comprised substantially all of the operations of ICC. Effective as of June 30, 1992, the Company completed a $16 million private placement (the "Private Placement"), with Warburg, Pincus Investors, L.P. ("Warburg") consisting of $12 million principal amount of the Company's 11.5% Convertible Promissory Note (the "Convertible Note") and $4 million of Cumulative Redeemable Convertible Voting Preferred Stock, par value $.01 per share (the "Preferred Stock"). Simultaneously with the Private Placement, the Company and ICC entered into a Stockholders Agreement with Warburg that gave Warburg significant control in current and future operations of the Company and its subsidiaries.

  On July 16, 1993, the Company entered into an agreement with certain shareholders of ICC (the "Exchange Offer") to exchange shares of its voting common stock, par value $.01 per share (the "Common Stock"), for shares of ICC common stock held by such shareholders. As a result of these transactions, ICC was merged into a wholly owned subsidiary of the Company in a manner similar to a pooling of interests (the "Merger"). In addition, the Stockholders Agreement was terminated in connection with the Exchange Offer and a new stockholders agreement was entered into among the Company, Warburg and each of the other stockholders of the Company.

  In March, 1996, the Company consummated an initial public offering (the "Initial Public Offering") of its Common Stock, which included the sale by the Company of approximately 2.9 million shares of Common Stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 Revenue Recognition

  Revenue is recorded principally on the completed contract method of accounting. The recognition of revenue and cost of revenue is deferred until a project is completed which is often within a three to six month time period. For those projects which provide for multiple events, the contract revenue and costs are apportioned and revenue and profit are recognized as each event occurs. If a client cancels a project after production has begun, the client is billed for work performed and expenses incurred through the date of cancellation, and there are no provisions for non-payment by the client.

  Deferred income, which represents advance billings on uncompleted jobs, is classified as long-term in the same proportion that anticipated profit on such jobs bears to the related contract price. Deferred charges represent costs incurred on uncompleted jobs.

                         CARIBINER INTERNATIONAL, INC.

 Cost of Revenue

  Cost of revenue is comprised of production costs including salaries and benefits of production, creative and technical personnel spent on specific contracts, and other direct costs including contracted services, equipment rentals and costs associated with the production of audio-visual effects. Such costs are deferred until project completion.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Property and Equipment

  Property and equipment, including equipment under capital leases, are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life.

 Goodwill and Other Intangibles

  Goodwill represents the excess of the cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods ranging from 15 years to 25 years. Accumulated amortization of goodwill was $1,608,612 and $2,617,295 at September 30, 1995 and 1996, respectively. The cost of other acquired intangibles, consisting of non-compete agreements, sales backlog, customer lists and film and module library is amortized on a straight-line basis over their estimated useful lives ranging from one to six years. The cost of the film and module library is amortized on a straight-line basis over the five-year estimated useful lives. Accumulated amortization of other acquired intangible assets was $1,975,095 and $1,998,636 at September 30, 1995 and 1996, respectively.

  The Company reviews the recoverability of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A loss is recognized for the difference between the carrying amount and the estimated fair value of the asset.

 Deferred Financing Fees

  Deferred financing fees are amortized on a straight-line basis over the term of the related debt. Accumulated amortization on deferred financing fees is $505,200 and $662,656 at September 30, 1995 and 1996, respectively.

 Foreign Currency Translation

  The financial statements of foreign subsidiaries are translated into U.S. dollars at current rates as of the balance sheet date, except for revenue, costs and expenses which are translated at average current rates during each reporting period. The gains or losses resulting from translation are included as a separate component in stockholders' equity.

 Risks and Uncertainties

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         CARIBINER INTERNATIONAL, INC.

 Stock Based Compensation

  The Company grants to certain employees stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for such grants.

 New Accounting Pronouncements

  The Financial Accounting Standards Board issued two standards which will be applicable to the Company beginning in fiscal 1997: No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and No. 123, Accounting for Stock-Based Compensation. The impairment standard is not expected to have a significant impact on the Company. The Company has not yet determined which of the acceptable approaches it will use under the stock compensation standard. Adoption of certain approaches under the stock compensation standard could result in non-cash charges which if made, are not expected to be material. At a minimum, the standard will require disclosures about the fair value of employee stock options.

3. ACQUISITIONS

  During fiscal 1995 and fiscal 1996, the Company purchased six companies engaged in providing business communication services and acquired a contractual relationship with a major corporation from another business communications services provider.

  The Company acquired Decomas, Incorporated and Executive Support Systems, Inc. (collectively, "Decomas") in October, 1994 and Richard Kidd Productions, Inc. in September, 1995. In addition, in August, 1995, the Company acquired a contractual relationship with a major corporation from another business communications company. These transactions resulted in initial payments in the aggregate of $4.3 million, which were financed through bank borrowings.

  In January, 1996, the Company acquired substantially all of the assets of Koors Perry & Associates, Inc. ("Koors Perry"). In connection with such acquisition, a promissory note of $1.5 million was issued as partial consideration. In June, 1996 the Company acquired Lighthouse, Ltd. and SCH International Limited ("Spectrum"). In connection with the acquisition of Lighthouse, Ltd., 31,821 shares of the Company's Common Stock having a value of $1.0 million were issued as partial consideration for the acquisition. In September, 1996, the Company completed its acquisition of Total Audio Visual Services ("TAVS"), a leading provider of audio visual equipment rentals and related staging services. These transactions resulted in initial payments in the aggregate of $43.9 million, which, except for the promissory note and the Common Stock issuance described above, were financed through a combination of cash and bank borrowings.

  The accounting for these acquisitions is in accordance with the purchase method and, accordingly, operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective dates of acquisition.

  The acquisitions of each of Weiss/Watson, Inc. (acquired October, 1993), Decomas, Koors Perry and Spectrum provided for contingent payments for three years following the purchase based upon the achievement of certain performance goals. Contingent payments are accounted for as additional purchase price as they become known. No significant contingent payments were made or accrued during fiscal 1994. During fiscal 1995 and fiscal 1996, $1.8 million and $1.4 million, respectively, were paid and/or accrued as additional consideration with respect to certain acquisitions.

                         CARIBINER INTERNATIONAL, INC.

  The following unaudited consolidated pro forma results of operations of the Company for the years ended September 30, 1995 and 1996 give effect to the following transactions as if they occurred on October 1, 1994: (i) the acquisitions of Spectrum and TAVS, (ii) decreased interest expense and preferred stock dividends resulting from the repayment of substantially all outstanding bank borrowings and other long-term indebtedness of the Company from proceeds of the Initial Public (see Note 6) and (iii) the repayment with the proceeds of the Initial Public Offering of a portion of bank borrowings that would have been incurred in connection with the acquisition of TAVS as if such acquisition had occurred on October 1, 1994.

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           1995        1996
                                                        ----------- -----------
                                                            (IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
   Revenue............................................. $     161.4 $     227.4
   Income before taxes.................................         5.6        15.5
   Net income..........................................         5.0         9.6
   Pro forma net income per common share...............        0.52        1.00

  The above calculation of pro forma net income per common share assumes that approximately 9.6 million shares were outstanding during each of the periods presented.

  The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of fiscal 1995 or of results which may occur in the future.

4. PROPERTY AND EQUIPMENT

  At September 30, 1995 and 1996, property and equipment consisted of:

                                                           AT SEPTEMBER 30,
                                                        -----------------------
                                                           1995        1996
                                                        ----------- -----------
Furniture and equipment................................ $ 7,909,548 $23,571,968
Leasehold improvements.................................   2,354,692   2,782,271
Capital leases--equipment..............................     307,188     705,333
                                                        ----------- -----------
                                                         10,571,428  27,059,572
Less--accumulated depreciation and amortization........   4,187,453   5,878,590
                                                        ----------- -----------
                                                        $ 6,383,975 $21,180,982
                                                        =========== ===========

  The related depreciation and amortization expense for the years ended September 30, 1995 and 1996 was $1,463,608 and $2,060,507, respectively.

5. DEBT

  The Company has financed its operations primarily through internal cash flow and bank financing, including the Company's new financing facilities, its recently replaced line of credit (the "1994 Line of Credit") and its recently replaced term facility (the "1994 Term Facility"). These sources of funds have been used to fund the Company's efforts to grow both internally and through acquisitions.

  The 1994 Line of Credit provided the Company with funds to handle working capital requirements and the 1994 Term Facility was used primarily to finance acquisitions. As of September 30, 1996, $6.0 million was outstanding under the 1994 Line of Credit and $15.0 million was outstanding under the 1994 Term Facility. As of September 30, 1996, each of the 1994 Line of Credit and the 1994 Term Facility bore interest at the rate of 9.25% per annum, which was 1% over the lender's prime rate. On December 4, 1996, the Company entered into

                         CARIBINER INTERNATIONAL, INC.

a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $27 million to $100 million, consisting of a $75 million six year reducing revolving credit facility (the "Reducing Revolver") to be utilized in connection with the financing of acquisitions and a $25 million six year revolving line of credit (the "Revolving Line" and together with the Reducing Revolver, the "1996 Facilities"). Amounts outstanding under the 1994 Line of Credit and 1994 Term Facility were repaid with proceeds from the 1996 Facilities. The maturity date of each of the 1996 Facilities is December 31, 2002. Interest on outstanding amounts under the 1996 Facilities is payable quarterly in arrears and, at the option of the Company, interest accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based on the greatest of (a) the agent bank's prime rate, (b) the three month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). Pursuant to the terms of the 1996 Facilities, the Company is required to reduce outstanding amounts under the Revolving Line to less than $5.0 million for a period of not less than 30 days during every 12-month period commencing on December 4, 1996. The 1996 Facilities require compliance with certain covenants including financial performance ratios.

  During fiscal 1995 and fiscal 1996, under the terms of the 1994 Line of Credit, the Company had the availability of funds up to $12.0 million, bearing interest at prime plus 1%, limited to 85% of trade receivables outstanding at each month-end. At September 30, 1995, $750,000 of the outstanding borrowings under the 1994 Line of Credit and, at September 30, 1996, $15.0 million under the 1994 Term Facility were excluded from current liabilities since the Company intended and had the ability to keep that amount outstanding under the 1994 Line of Credit or the 1994 Term Facility beyond one year from the balance sheet date, or that any repayment of this amount would have been from sources other than current assets as of their respective balance sheet dates, such as new equity financing.

 Long-term Debt and Convertible Note

  At September 30, 1995 and 1996, long-term debt consisted of:

                                                           AT SEPTEMBER 30,
                                                        -----------------------
                                                           1995        1996
                                                        ----------- -----------
Bank term loan......................................... $ 7,750,000 $15,000,000
Bank line of credit....................................     750,000         --
Loan payable to Warburg................................   2,999,181         --
Promissory note payable................................         --    1,243,476
Equipment lease commitments............................     325,548     595,142
                                                        ----------- -----------
                                                         11,824,729  16,838,618
Less--current portion of long-term debt................   4,677,054     648,696
                                                        ----------- -----------
                                                        $ 7,147,675 $16,189,922
                                                        =========== ===========
Convertible Note including accrued interest............ $17,346,397 $       --
                                                        =========== ===========

  At September 30, 1996, the fair value of the above commitments approximated the carrying amounts.

  On July 20, 1994 the Company entered into a credit agreement with a bank providing for the 1994 Term Facility of up to $5.0 million. As of September 29, 1995 the Company had signed an amendment increasing the availability of funds to $15.0 million of which $7.3 million was available for working capital, general corporate purposes and for acquisitions.

  Approximately $3.0 million of a $10.0 million Warburg loan facility (the "Warburg Term Loan"), which accrued interest at 11% per annum, was outstanding as of September 30, 1995. In addition, warrants were issued during the term that the Warburg Term Loan was outstanding (see Note 6). The $3.0 million outstanding under

                         CARIBINER INTERNATIONAL, INC.

such loan facility, including accrued interest of $1.0 million, was repaid upon the consummation of the Initial Public Offering.

  The $12.0 million Convertible Note, which bore interest at a rate of 11.5% annually, was converted into 600,000 shares of Preferred Stock immediately prior to the Initial Public Offering. Such shares of Preferred Stock were immediately converted into 2,055,000 shares of the Company's Common Stock. No dividends had been declared or paid on the Preferred Stock before such conversion. Accrued interest of $6.3 million relating to the Convertible Note was paid to Warburg upon consummation of the Initial Public Offering.

  In connection with the acquisition of Koors Perry, a promissory note for $1.5 million was issued as partial consideration of the purchase price. Approximately $1.2 million included in long-term debt represents the present value of such promissory note which bears an interest rate of 10% and which is payable over three years.

  After giving effect to the 1996 Facilities, the aggregate minimum payments of long-term debt outstanding at September 30, 1996 and for the next five years are as follows: 1997--$0.6 million; 1998--$0.6 million; 1999--$0.4 million;
2000--$0.2 million; 2001--$0.0, and thereafter--$15.0 million; totaling $16.8 million.

6. CAPITAL STOCK

 Preferred Stock

  The Preferred Stock issued in connection with the Private Placement in June, 1992 bore a cumulative compounding 12% dividend through the date of the Initial Public Offering. Immediately prior to the consummation of the Initial Public Offering, all shares of Preferred Stock were converted into 1,541,250 shares of Common Stock and accrued preferred stock dividends of $2.2 million were paid.

 Warrants

  In August, 1993, as a result of entering into the Warburg Term Loan (see Note
5), the Company issued warrants to Warburg for the purchase of 93,509 shares of Common Stock at an aggregate exercise price of $3,000. In addition, one year later, and for each quarter that the principal remained outstanding thereafter, additional warrants were issued at the rate of .375% of fully diluted Common Stock, as defined, per each $1 million in principal advanced. Additional warrants for 71,435 and 293,967 shares in 1994 and 1995, respectively, were issued. The fair values of the warrants of $9,907, $40,769, and $79,456 were included in interest expense in fiscal 1994, fiscal 1995 and fiscal 1996, respectively. In connection with the Initial Public Offering, Warburg exercised its warrants to purchase 534,505 shares of Common Stock at a weighted average exercise price per share of $3.16.

 Common Stock

  In connection with the Exchange Offer and Merger described in Note 1, a total of 1,869,525 shares of Common Stock was issued in the exchange and a total of $3,229,238 was paid for the remaining ICC shares of common stock and options and related professional fees. In addition, the Company assumed net liabilities of $280,872 of ICC. The excess of the consideration paid by the Company over the net book value of ICC was charged to additional paid-in capital.

 Management Stock Plan

  During fiscal 1993, the Company adopted the 1993 Management Stock Plan (the "Management Stock Plan"). Under the Management Stock Plan, a committee of the Board of Directors granted to employees awards of the Company's Series A non-voting common stock, par value $.01 per share.

  Prior to the Initial Public Offering in March, 1996, the Company sold common stock pursuant to the Management Stock Plan at a price lower than its fair market value and recorded non-cash compensation expense of $93,000 at such time. Upon consummation of the Initial Public Offering, all shares of non-voting common

                         CARIBINER INTERNATIONAL, INC.

stock outstanding under the Management Stock Plan were converted into 664,450 shares of voting common stock, and such Management Stock Plan was then terminated. In addition, the Company incurred an additional non-cash compensation charge of $979,000 upon the immediate vesting of such stock in connection with the Initial Public Offering.

  Receivables of $5,020 from certain officers and employees pursuant to management stock awards in fiscal 1993 were collected in fiscal 1994.

 1996 Stock Option Plan

  Effective January 1, 1996, the Company adopted the 1996 Stock Option Plan (the "Option Plan"). The Option Plan provides that options for an aggregate of 364,000 shares of Common Stock shall be available for grant, subject to authorization by the Compensation Committee of the Board of Directors. The purchase price per share under the Option Plan is the market price of the Common Stock on the grant date. Options vest over a period of three years from the grant date. During fiscal 1996, stock options to purchase an aggregate of 179,400 shares of Common Stock were granted with a range of exercise prices of $25.69 to $40.38. Options to purchase 8,600 shares were exercisable as of September 30, 1996. There were no options exercised or cancelled during fiscal 1996. As of September 30, 1996, 184,600 options are available for future grant.

7. RELATED PARTY TRANSACTIONS

  In the normal course of producing projects for clients, the Company periodically uses the services of individuals related to and/or companies owned by relatives of certain of its employees. In fiscal 1994 and fiscal 1995, the Company paid such vendors approximately $0.6 million and $1.3 million, respectively. During the year ended September 30, 1996, the Company paid approximately $1.6 million to 14 such vendors.

  As of September 30, 1995, the Company had a receivable from an officer of $362,630 which was fully reserved in fiscal 1992. Such amount was repaid by the officer following the consummation of the Initial Public Offering.

8. EMPLOYEE BENEFIT PLAN

  The Company maintains a defined contribution plan of the profit sharing type, covering all qualified employees. Company contributions to the plan each year are based on net income and are at the discretion of the Board of Directors. Company contributions for fiscal 1994, fiscal 1995 and fiscal 1996 were not significant. The Company's policy is to fund the costs accrued.

9. INCOME TAXES

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. Differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes resulted from the acquisition of certain business operations, the difference between financial reporting recovery periods and tax reporting recovery periods and the write-down of business assets for financial reporting purposes.

                         CARIBINER INTERNATIONAL, INC.

  Significant components of the Company's deferred tax assets and liabilities as of September 30, 1995 and September 30, 1996 are as follows:

                                                            1995        1996
                                                         ----------  ----------
Deferred tax assets:
  NOL and tax credit carryforwards...................... $3,422,000  $1,409,798
  Intangibles amortization..............................    574,975     192,387
  Allowance for doubtful accounts.......................        --      127,932
  Other reserves........................................    221,513     187,241
                                                         ----------  ----------
    Total deferred tax assets...........................  4,218,488   1,917,358
  Valuation allowance................................... (3,691,321) (1,317,464)
                                                         ----------  ----------
    Net deferred tax assets............................. $  527,167  $  599,894
                                                         ----------  ----------
Deferred tax liabilities:
  Tax over book depreciation and amortization...........    527,167     985,409
  Other.................................................        --       24,500
                                                         ----------  ----------
    Total deferred tax liabilities...................... $  527,167  $1,009,909
                                                         ----------  ----------
Net deferred tax liability.............................. $      --   $  410,015
                                                         ==========  ==========

  The valuation allowance represents a reduction of deferred tax assets for future tax benefits that may not be realized.

  At September 30, 1995 and 1996, the Company has net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $8.2 million and $3.2 million, respectively, that expire in the years 2001 through 2007. Approximately $3.2 million of NOL carryforwards may be subject to limitations under the change in ownership and consolidated return provisions of the Internal Revenue Code. The use of the NOL carryforwards, as adjusted, may also be limited for state and local income tax purposes. The Company has not recorded any future benefit related to the usage of the NOL carryforwards.

  Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                      1994     1995      1996
                                                    -------- -------- ----------
Current:
  Federal.......................................... $    --  $ 42,150 $2,120,612
  State............................................   62,257  222,280  1,736,478
  Foreign..........................................      --       --      34,785
                                                    -------- -------- ----------
    Total current tax..............................   62,257  264,430  3,891,875
Deferred:
  Federal..........................................      --       --     281,207
  State............................................      --       --     128,808
                                                    -------- -------- ----------
    Total deferred tax.............................      --       --     410,015
                                                    -------- -------- ----------
Total provision for taxes.......................... $ 62,257 $264,430 $4,301,890
                                                    ======== ======== ==========

                         CARIBINER INTERNATIONAL, INC.

  The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                               1994       1995        1996
                                             ---------  ---------  -----------
  Tax expense at statutory rate............. $ 120,469  $ 574,587  $ 4,301,890
  State income tax net of federal benefit...    41,090    146,705    1,212,436
  Nondeductible non-cash compensation
  expense...................................       --         --       375,200
  Other nondeductible expenses..............    34,527    163,568      263,601
  Change in valuation allowance.............       --    (900,000)  (2,012,202)
  Other.....................................  (133,829)   279,570      160,965
                                             ---------  ---------  -----------
                                             $  62,257  $ 264,430  $ 4,301,890
                                             =========  =========  ===========

10. MAJOR CUSTOMERS

  A portion of the Company's total revenue was derived from three major customers in the automotive, information technology and insurance industries. Revenues from the two customers in the automotive and information technology industries aggregated 21% and 19%, respectively, in fiscal 1994; 34% and 16%, respectively, in fiscal 1995; and 15% and 13%, respectively, in fiscal 1996. Revenues from the customer in the insurance industry aggregated 11% in fiscal 1996. There was no revenue from this customer in fiscal 1994 and fiscal 1995. Amounts due from the two customers in the automotive and information technology industries represented 46% and 17%, respectively, at September 30, 1995, and 24% and 10%, respectively, at September 30, 1996, of accounts receivable. Amounts due from the customer in the insurance industry represented 5% of accounts receivable at September 30, 1996.

11. FOREIGN OPERATIONS

  During fiscal 1996, the Company's foreign operations located in the United Kingdom and Hong Kong generated revenue of $7.0 million and an operating loss of $0.1 million. Such financial information reflects only four months of foreign operations, and the Company expects that its foreign operations will be more significant in the future. Included in the Company's Consolidated Balance Sheet at September 30, 1996 are total identifiable assets of $16.2 million of such foreign operations.

12. COMMITMENTS AND CONTINGENCIES

  Minimum annual rentals under noncancelable leases, excluding escalations based upon increases in real estate taxes and operating expenses, are payable as follows, for the year ended September 30: 1997--$3.2 million; 1998--$2.5 million; 1999--$2.2 million; 2000--$1.8 million; 2001--$1.1 million;
thereafter--$6.6 million; totaling $17.4 million.

  Rent expense charged to operations in fiscal 1994, fiscal 1995 and fiscal 1996, was $1.7 million, $2.0 million, and $2.7, respectively. Rent expense charged to operations in fiscal 1996 with respect to related parties was $0.1 million.

  The Company has employment contracts with certain of its officers and key employees expiring at various dates through 1999 with future minimum payments as follows, for the year ended September 30: 1997--$1.3 million; 1998--$1.3 million; 1999--$0.3 million; totaling $2.9 million. Also, certain agreements provide additional compensation based on performance.

  The Company is, from time to time, a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management resolving these actions will not have a material effect on the Company's financial condition, results of operations or liquidity.

                         CARIBINER INTERNATIONAL, INC.

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Interest paid was $272,959, $807,475 and $7,884,839 in fiscal 1994, fiscal 1995 and fiscal 1996, respectively. Taxes paid were $62,257, $264,430 and $2,077,829 in fiscal 1994, fiscal 1995 and fiscal 1996, respectively.

14. UNAUDITED PRO FORMA INFORMATION

  Pro forma net income per common share is calculated using the weighted average number of shares of Common Stock outstanding during the period, plus Common Stock issued pursuant to the Management Stock Plan and warrants to purchase Common Stock issued at prices below the Initial Public Offering price of $17.00 per share during the twelve-month period immediately preceding December 15, 1995 (the initial filing date of the Company's Registration Statement for its Initial Public Offering), assuming such Common Stock was outstanding for all periods presented. In addition, shares of Common Stock issued upon the conversion of all shares of Preferred Stock into shares of Common Stock are included in the calculation as if they were outstanding for all periods presented. Accordingly, pro forma net income per common share reflects adjustments to eliminate interest expense incurred on the Convertible Note during the periods presented and to eliminate accrued preferred stock dividends. The weighted average number of shares of Common Stock outstanding during the years ended September 30, 1994, 1995 and 1996 is 6,550,851, 6,620,003 and 8,245,107, respectively.

  Of the net proceeds from the sale of shares of Common Stock offered by the Company in the Initial Public Offering, approximately $25.6 million were used to repay aggregate bank borrowings and other long-term indebtedness, including accrued interest and accrued preferred stock dividends. Assuming the issuance and sale of only that number of shares of Common Stock which would generate net proceeds sufficient to repay indebtedness of $25.6 million and assuming that such indebtedness had been repaid as of October 1, 1994, supplementary pro forma net income per common share for fiscal 1995 and fiscal 1996 would have been $0.56 and $1.03, respectively. For purposes of this computation, the weighted average number of shares of Common Stock outstanding during the periods ended September 30, 1995 and 1996 is 8,338,106 and 8,969,784,
respectively.

15. SUBSEQUENT EVENTS

  In December, 1996, the Company entered into a definitive purchase agreement to acquire all of the outstanding capital stock of Blumberg Communications Inc. ("Blumberg"), a provider of audio visual equipment rentals and sales, production and staging services and hotel audio visual outsourcing services. Consideration will consist of $16.6 million in cash, repayment of approximately $5.5 million of indebtedness and shares of Common Stock having a market value of $1.4 million (the actual number of shares of Common Stock to be based on the average closing price per share of the Common Stock for the five business days prior to closing). The closing of the Blumberg acquisition (which is subject to certain conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) is expected to occur in January, 1997. For its fiscal year ended May 31, 1996, Blumberg had revenue of $42.3 million.

  In addition, in December, 1996, the Company filed a registration statement with the Securities and Exchange Commission offering 1,878,200 shares of its Common Stock, of which 1,750,000 shares of Common Stock would be offered by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

  "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be contained in the Proxy Statement are hereby incorporated by reference. See also "Executive Officers and Directors of the Company" set forth in Item 4A of Part I hereto.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

  "Executive Compensation" to be contained in the Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

  "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

  "Certain Relationships and Transactions with Related Persons" to be contained in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

  (1) The response to this portion of Item 14 is set forth in Item 8 of Part II hereof.

  (2) Financial Statement Schedules.
      -----------------------------
      Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (3) Exhibits
      --------

    See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b) Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the three months ended September 30, 1996:

     DATE OF FILING   ITEMS REPORTED              SUBJECT OF REPORT
     --------------   -------------- ------------------------------------------
   August 13, 1996          7        Form 8-K/A containing financial
                                     information in connection with the
                                     acquisition of Lighthouse
   August 14, 1996          7        Form 8-K/A containing financial
                                     information in connection with the
                                     acquisition of Spectrum
   September 27, 1996      2,7       Announcing the acquisition of TAVS

(c) Reference is made to Item 14(a)(3) above.

(d) Reference is made to Item 14(a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 1996.
                                          CARIBINER INTERNATIONAL, INC.
                                          (Registrant)

                                                   /s/ Arthur F. Dignam
                                          By:__________________________________
                                            Name:  Arthur F. Dignam
                                            Title: Executive Vice President,
                                                   Chief Financial and
                                                   Administrative Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Raymond S. Ingleby        Chairman of the Board, Chief  December 27, 1996
____________________________________   Executive Officer and
         Raymond S. Ingleby            Director (Principal
                                       Executive Officer)

        /s/ Arthur F. Dignam         Executive Vice President,     December 27, 1996
____________________________________   Chief Financial and
          Arthur F. Dignam             Administrative Officer
                                       (Principal Financial and
                                       Accounting Officer)

         /s/ Errol M. Cook           Director                      December 27, 1996
____________________________________
           Errol M. Cook

        /s/ Bryan D. Langton         Director                      December 27, 1996
____________________________________
          Bryan D. Langton

         /s/ Sidney Lapidus          Director                      December 27, 1996
____________________________________
           Sidney Lapidus

       /s/ David E. Libowitz         Director                      December 27, 1996
____________________________________
         David E. Libowitz

                               INDEX TO EXHIBITS

  The following is a list of all exhibits filed as part of this report:

      EXHIBIT
      NUMBER                             DESCRIPTION OF DOCUMENT
      -------                            -----------------------
        2.1     Agreement of Purchase and Sale of Assets, dated June 6, 1996, by and among the Company, Lighthouse, Ltd., Mark P. Fitzgerald, Warren F. Moore
                II and Richard C. Hunt (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as
                Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the
                Commission on June 21, 1996, and incorporated herein by reference)
        2.2     Share Sale Agreement, dated June 13, 1996, by and among Peter Devonald
                Berners-Price ("Berners-Price") and others, Caribiner Holdings (UK)
                Limited ("Caribiner UK") and the Company (schedules omitted -- the
                Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form
                8-K filed with the Commission on June 28, 1996, and incorporated herein by reference)
        2.3     Share Purchase Agreement, dated June 13, 1996, by and among Caribiner
                UK, Berners-Price, Mark Wallace, the Company and others (schedules omitted -- the Company agrees to furnish a copy of any schedule to the
                Commission upon request) (filed as Exhibit 2.2 to the Company's Current
                Report on Form 8-K filed with the Commission on June 28, 1996, and incorporated herein by reference)
        2.4     Agreement of Purchase and Sale of Assets, dated September 12, 1996, by and between Caribiner International, Inc. and General Electric Capital
                Computer Leasing Corporation (schedules omitted (other than Schedules
                2(c), 2(c)(i) and 6(bb)) -- the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as Exhibit 2.1 to the
                Company's Current Report on Form 8-K filed with the Commission on
                September 27, 1996, and incorporated herein by reference)
        3.1     Restated Certificate of Incorporation of the Company filed March 15,
                1996 with the Secretary of State of the State of Delaware (filed as
                Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference)
        3.2     Second Amended and Restated By-Laws of the Company (filed as Exhibit
                3.2(b) to the Company's Registration Statement on Form S-1 (Registration
                No. 33-80481) and incorporated herein by reference)
       4        Specimen of Certificate of Common Stock of the Company (filed as Exhibit
                4 to the Company's Registration Statement on Form S-1 (Registration No.
                33-80481) and incorporated herein by reference)
      +10.1     1996 Stock Option Plan of the Company (filed as an exhibit to the
                Company's Registration Statement on Form S-1 (Registration No. 33-80481)
                and incorporated herein by reference)
      +10.2     Form of Stock Option Agreement in connection with 1996 Stock Option Plan of the Company
      +10.3     Non-Employee Directors' Stock Plan of the Registrant (filed as an exhibit to the Company's Registration Statement on Form S-1
                (Registration No. 33-80481) and incorporated herein by reference)
      +10.4     Employment Agreement, dated as of October 1, 1995, between the Company and Raymond S. Ingleby (filed as an exhibit to the Company's
                Registration Statement on Form S-1 (Registration No. 33-80481) and
                incorporated herein by reference)

      +10.5     Employment Agreement, dated as of December 1, 1995, between the Company and Arthur F. Dignam (filed as an exhibit to the Company's Registration
                Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)
      +10.6     Employment Agreement, dated as of December 1, 1995, between the Company and Mark M. Cohen (filed as an exhibit to the Company's Registration
                Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)
      +10.7     Employment Agreement, dated as of July 25, 1995, between Caribiner, Inc.
                and Brian Shepherd
      +10.8     Employment Agreement, dated October 14, 1996, between the Company and
                Lawrence P. Golen
       10.9     Credit Agreement, dated as of December 4, 1996, among the Company,
                Caribiner, Inc., the lenders named therein and the Chase Manhattan Bank, as agent (schedules and exhibits omitted -- the Company agrees to furnish a copy of any such schedule and exhibit to the Commission upon request) (filed as Exhibit 10.8 to the Company's Registration Statement
                on Form S-1 (Registration No. 333-18327) on December 20, 1996, and
                incorporated herein by reference)
       10.10    Stockholders Agreement, dated as of March 15, 1996, among the Company,
                Warburg, Pincus Investors, L.P. and Raymond S. Ingleby (filed as an exhibit to the Company's Registration Statement on Form S-1
                (Registration No. 33-80481) and incorporated herein by reference)
       11.1     Statement Regarding Computation of Pro Forma Net Income Per Common Share
       11.2     Statement Regarding Computation of Supplementary Pro Forma Income Per
                Common Share
       21       Subsidiaries of the Company
       27       Financial Data Schedule

--------
  + Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(a)(3).