Form 10-K/A
period 1996-09-30
CARIBINER INTERNATIONAL INC
filed 1997-01-27
CIK 1005015

                               FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

[X]AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

  For the fiscal year ended           September 30, 1996
                           ----------------------------------------------------
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                 to
                              -----------------  ------------------------------

Commission file number       1-14234
                      ---------------------------------------------------------

                         CARIBINER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       13-3466655
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                    identification no.)


      16 West 61st Street, New York, NY                        10023
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

                                (212) 541-5300
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

As of December 24, 1996, the registrant had 9,614,151 shares of its common stock, par value $0.01 per share (the "Common Stock"), issued and outstanding.

The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1996 as set forth in the pages attached hereto.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

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

  ERROL M. COOK has been a director of the Company since June, 1992. Mr. Cook is a Managing Director of E.M. Warburg, Pincus & Co., LLC ("EMW LLC"). Mr. Cook has been a Managing Director of EMW LLC or its predecessor since March, 1991. Mr. Cook serves on the board of directors of certain privately held companies.

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

  SIDNEY LAPIDUS has been a director of the Company since June, 1992. Mr. Lapidus is a Managing Director of EMW LLC. Mr. Lapidus has been associated with EMW LLC or its predecessor since 1967. Mr. Lapidus serves on the board of directors of Renaissance Communications Corp., RenaissanceRe Holdings Ltd., Pacific Greystone Corporation and Panavision Inc., as well as several privately held companies.

  DAVID E. LIBOWITZ has been a director of the Company since June, 1992. Mr. Libowitz is a Vice President of EMW LLC and has been associated with EMW LLC or its predecessor since July, 1991. Mr. Libowitz serves on the board of directors of certain privately held companies.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See "Executive Officers and Directors of the Company" set forth in Item 4A of Part I hereto.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Based solely upon a review of the Forms 3, 4, and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(c) promulgated under the Exchange Act, the Company is not aware of any failure of any officer, director or beneficial owner of more than 10% of Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 in respect of the Company during fiscal 1996, except that the following persons or entities failed to file on a timely basis the following report: each of Raymond S. Ingleby, Arthur F. Dignam, Mark M. Cohen, Brian Shepherd, Errol M. Cook, Sidney Lapidus, David E. Libowitz and Warburg filed one late report on Form 3.

ITEM 11. EXECUTIVE COMPENSATION

BOARD COMPOSITION; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION; OTHER COMMITTEES

  At present, the Board of Directors of the Company is composed of five directors. The Board intends to nominate and appoint one additional person to serve as an independent director. Pursuant to the terms of a stockholders agreement, dated as of March 15, 1996 (the "Stockholders Agreement"), among Warburg, Pincus Investors, L.P. ("Warburg"), Raymond S. Ingleby and the Company, subject to certain conditions, Warburg has the right to designate up to three persons for nomination to the Board and Raymond S. Ingleby has the right to be designated as a director for nomination to the Board.

  The Compensation Committee of the Board of Directors of the Company determines the salaries and bonuses of the Company's executive officers and administers the Company's 1996 Stock Option Plan. During the Company's last completed fiscal year Errol M. Cook, David E. Libowitz and, following his appointment to the Board of Directors, Bryan D. Langton served as members of the Compensation Committee. The sole general partner of Warburg is Warburg, Pincus & Co., a general partnership ("WP"). EMW LLC manages Warburg. The members of EMW LLC are substantially the same partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control each of WP and EMW LLC. WP, as the sole general partner of Warburg, has a 20% interest in the profits of Warburg. Mr. Cook is a Managing Director and member of EMW LLC and a general partner of WP. Mr. Libowitz is an officer of EMW LLC.

  The Audit Committee of the Board of Directors recommends the appointment of auditors and oversees the accounting and audit functions of the Company. At present, Bryan D. Langton serves as the Chairman and sole member of the Audit Committee. The Board of Directors has indicated its intention to appoint to the Audit Committee a second independent director when such director is appointed to the Board. During the Company's last completed fiscal year Errol
M. Cook and David E. Libowitz also served as members of the Audit Committee until their resignations from such committee upon Mr. Langton's appointment to such committee in May, 1996.

DIRECTOR COMPENSATION

  Directors who are not employees or officers of the Company receive cash compensation of $12,500 per annum payable quarterly (other than directors affiliated with Warburg, who have waived the right to receive any compensation). Directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for services as a director.

  Effective March 11, 1996, the Company adopted the Non-Employee Directors' Stock Plan, pursuant to which the Company awards directors (other than directors affiliated with Warburg, who have waived the right to receive any compensation, or directors who may be employees of the Company) upon their becoming a director and on January 1 of each year shares of Common Stock having a market value of $12,500. The Non-Employee Directors' Stock Plan provides that the maximum number of shares of Common Stock available for issue under the plan is 15,000 shares (of which 497 shares have been issued), subject to adjustment to prevent dilution or expansion of rights.

EXECUTIVE COMPENSATION

  The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company and its subsidiaries in all capacities for the fiscal years ended September 30, 1995 and 1996, by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                          LONG-TERM
                                                         COMPENSATION
                                                         ------------
                                            ANNUAL
                                         COMPENSATION     SECURITIES
                                       -----------------  UNDERLYING   ALL OTHER
NAME AND PRINCIPAL POSITION             SALARY   BONUS    OPTIONS(#)  COMPENSATION
---------------------------            -------- -------- ------------ ------------
Raymond S. Ingleby
 Chairman of the Board and Chief
  Executive Officer of
  Caribiner International, Inc.
    1996.............................. $384,027 $187,500      -0-        $2,200(1)
    1995..............................  325,000  162,500      -0-         2,200(1)
Arthur F. Dignam
 Executive Vice President and Chief
  Financial and Administrative Officer
  of Caribiner International, Inc.
    1996..............................  215,851   52,000    3,000           -0-
    1995..............................  195,834   37,600      -0-           -0-
Mark M. Cohen
 Executive Vice President of Caribiner
  International, Inc. and President of
  Caribiner Communications
    1996..............................  227,728   41,783    3,000           -0-
    1995..............................  190,000   46,500      -0-           -0-
Brian Shepherd
 Executive Vice President, Strategic
  Planning and International
  Operations of Caribiner
  International, Inc.
    1996..............................  220,001   48,600    3,000           -0-
    1995..............................   33,031      -0-      -0-           -0-

--------
(1) All Other Compensation consists of life insurance premiums paid by the Company.

 Option Grants

  The following table sets forth the grants of options with respect to Common Stock during the year ended September 30, 1996, to the Named Executive
Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                        POTENTIAL REALIZABLE
                                                                          VALUE AT ASSUMED
                                                                        ANNUAL RATES OF STOCK
                                                                       PRICE APPRECIATION FOR
                         INDIVIDUAL GRANTS                                   OPTION TERM
---------------------------------------------------------------------- -----------------------
                                    % OF TOTAL
                                     OPTIONS
                                    GRANTED TO  EXERCISE OR
                         OPTIONS   EMPLOYEES IN BASE PRICE  EXPIRATION
NAME                     GRANTED   FISCAL YEAR   PER SHARE     DATE        5%          10%
----                     -------   ------------ ----------- ---------- ----------- -----------
Raymond S. Ingleby......   --           --          --          --         --          --
Arthur F. Dignam........  3,000(1)     2.0%       $28.875   07/29/2006     $13,654     $23,432
Mark M. Cohen...........  3,000(1)     2.0%        28.875   07/29/2006      13,654      23,432
Brian Shepherd..........  3,000(1)     2.0%        28.875   07/29/2006      13,654      23,432

--------
(1) Such options will vest one-third on July 29, 1997, one-third on July 29, 1998 and one-third on July 29, 1999.

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with Messrs. Ingleby, Dignam, Cohen, Shepherd and Golen. Mr. Ingleby's employment agreement expires on October 1, 1998. The employment agreements of Messrs. Dignam and Cohen expire on December 1, 1998. Mr. Shepherd's employment agreement expires on July 25, 1998. Mr. Golen's employment agreement expires on October 14, 1999. The Company is required to give Mr. Ingleby at least 12 months' notice if it does not intend to renew or extend his contract, and otherwise must pay him all compensation under the agreement for 12 months from delivery of such notice. The employment agreement for each of Mr. Dignam and Mr. Cohen provides that the Company is required to give such executive at least six months' notice if it does not intend to renew or extend his contract. The employment agreement for each of Mr. Dignam and Mr. Cohen provides for an option to renew for an additional three years at the discretion of the Company.

  The annual base salary of Mr. Ingleby, Mr. Dignam, Mr. Cohen, Mr. Shepherd and Mr. Golen under their employment agreements currently is $400,000, $229,000, $244,500, $229,000 and $210,000, respectively. Each executive is also entitled to fringe benefits, and to an annual bonus based on Company performance against targets established by the Board each year. Under each agreement the Board is to review the employee's salary at least annually and the salary amounts may be increased in the Board's discretion. Each executive may be terminated for "cause" (as defined in the agreements), with all compensation ceasing. Under Messrs. Ingleby, Dignam and Cohen's employment agreements, if the executive is terminated without cause or, if the executive terminates his employment for "good reason" (as defined), the executive is entitled to full compensation for the remaining term of the agreement (or, if longer, in the case of Mr. Ingleby, for 12 months). "Good reason" includes, in the case of Mr. Ingleby, a change in control (as defined) of the Company. The consummation of the Offering will not result in such a change in control. Each employment agreement includes a two year non-competition and non-solicitation of clients and employees provision. The employment agreements of Mr. Ingleby, Mr. Dignam and Mr. Cohen provide that, in the event of the employee's death, the employee's beneficiary will receive a payment equal to six months' base salary. Each of Mr. Shepherd's and Mr. Golen's employment agreement provides for a payment equal to one month's base salary in the event of his death.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of January 6, 1997 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER                            NUMBER   PERCENT
------------------------------------                           --------- -------
Warburg, Pincus Investors, L.P.(1)............................ 4,130,755  43.0%
 466 Lexington Avenue
 10th Floor
 New York, NY 10017
Raymond S. Ingleby............................................ 1,047,266  10.9
 c/o Caribiner International, Inc.
 16 West 61st Street
 New York, NY 10023
Arthur F. Dignam..............................................    36,898     *
Mark M. Cohen.................................................    35,508     *
Lawrence P. Golen(2)..........................................     7,300     *
Brian Shepherd................................................    23,611     *
Errol M. Cook(1).............................................. 4,130,755  43.0
Bryan D. Langton(3)...........................................    13,497     *
Sidney Lapidus(1)............................................. 4,130,755  43.0
David E. Libowitz(1)..........................................       --      *
All executive officers and directors as a group
 (9 persons).................................................. 5,294,835  55.1%

--------
* Less than 1%
(1) The sole general partner of Warburg is WP. EMW LLC manages Warburg. The members of EMW LLC are substantially the same partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control each of WP and EMW LLP. WP, as the sole general partner of Warburg, has a 20% interest in the profits of Warburg. Messrs. Errol M. Cook and Sidney Lapidus, each a director of the Company, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Cook and Lapidus may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange
    Act) in an indeterminate portion of the shares of Common Stock beneficially owned by Warburg. Mr. David E. Libowitz, a director of the Company, is an officer of EMW LLC. Each of Messrs. Cook, Lapidus and Libowitz disclaims "beneficial ownership" of the Common Stock owned by Warburg within the meaning of Rule 13d-3 under the Exchange Act.
(2) Includes presently exercisable options to purchase 7,000 shares of Common Stock at $44.75 per share, which expire in October, 2006.
(3) Includes presently exercisable options to purchase 9,000 shares of Common Stock at $42.62 per share, which expire in November, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTMENT BY WARBURG, PINCUS INVESTORS, L.P.

  Pursuant to a Securities Purchase Agreement, dated as of June 30, 1992, Warburg purchased the Company's 11.5% Convertible Promissory Note (the "Convertible Note") for its principal amount of $12.0 million and purchased shares of preferred stock for $4.0 million. The proceeds from the sale to Warburg of the Convertible Note and the preferred stock were used in part to finance the Company's acquisition in June, 1992 of Caribiner, Inc. Immediately prior to the consummation of the Company's initial public offering (the "Initial Public Offering") on March 15, 1996 of the Common Stock, Warburg converted the Convertible Note and all the shares of its preferred stock (including the shares of preferred stock which it received upon conversion of the Convertible Note) into an aggregate of 3,596,250 shares of Common Stock.

  The Convertible Note accrued interest at the rate of 11.5% per annum on the outstanding principal amount thereof, and interest was payable quarterly in cash. Pursuant to the terms of the Convertible Note, the Company chose to defer interest on such note, which deferred interest also accrued interest at the rate of 11.5% per annum.

  Pursuant to the terms of the preferred stock, Warburg was entitled to receive, when and as declared by the Company's Board, a cash dividend at the annual rate of 12% of the liquidation preference per share of the preferred stock. Dividends on the preferred stock were cumulative, and unpaid dividends (whether or not declared) accrued at the rate of 12% per annum.

  Proceeds from the Initial Public Offering aggregating $8.5 million were used to pay accrued interest on the Convertible Note and accumulated dividends on the preferred stock.

WARBURG TERM LOAN AND WARRANTS

  Pursuant to the Loan and Warrant Agreement, dated as of August 3, 1993 (the "Loan and Warrant Agreement"), which governed the $10 million Warburg loan facility (the "Warburg Term Loan"), Warburg had agreed to lend to the Company up to $10.0 million in loans for acquisitions and other corporate purposes approved by the Board of Directors of the Company. Amounts outstanding under the Warburg Term Loan accrued interest at the rate of 11% per annum compounded semi-annually. As of December 31, 1995, there was approximately $3.0 million outstanding under the Warburg Term Loan. The outstanding amount under the Warburg Term Loan, including accrued interest of approximately $4.0 million, was repaid upon consummation of the Initial Public Offering, and the Loan and Warrant Agreement was terminated.

  In partial consideration for making advances under the Warburg Term Loan, Caribiner issued warrants to Warburg at the rate of 0.50% of the then fully diluted Common Stock per each $1.0 million principal amount of an advance. In addition, after the first anniversary of each advance and at the close of every quarter thereafter, additional warrants were issuable to Warburg at the rate 0.375% of the fully diluted Common Stock per each $1.0 million in outstanding principal amount of such advance. As of December 31, 1995, warrants to purchase an aggregate 534,505 shares of Common Stock had been issued to Warburg with a weighted average exercise price per share of $3.16. Warburg exercised all of the warrants immediately prior to the completion of the Initial Public Offering.

ADVANCES TO RAYMOND S. INGLEBY

  As a result of a series of advances made from 1989 to 1992, Raymond S. Ingleby, the Chairman of the Board and Chief Executive Officer of the Company, became obligated to pay to the Company an aggregate amount of $362,630. Such repayment obligations did not bear interest. The Company fully reserved against such obligations in fiscal 1992. Mr. Ingleby repaid the full amount of such obligations in connection with the Initial Public Offering.

STOCKHOLDERS AGREEMENT

  Upon completion of the Initial Public Offering, the Company entered into the Stockholders Agreement with Warburg and Raymond S. Ingleby. The Stockholders Agreement contains, among other things, various terms regarding nominations for the Company's Board of Directors and certain registration rights granted by the Company. Pursuant to the terms of the Stockholders Agreement, for so long as Warburg beneficially owns at least 35%, 20% or 10% of the outstanding shares of Common Stock, it will have the right to designate three nominees, two nominees or one nominee, respectively, for director. The Stockholders Agreement also provides that for so long as Mr. Ingleby shall hold office as the Chairman and Chief Executive Officer of the Company, he will have the right to be designated as a nominee for director.

  Additionally, the Stockholders Agreement provides that Warburg is entitled to three "demand" registrations, which may be exercised at any time. The Stockholders Agreement also provides that Raymond S. Ingleby will be entitled to one "demand" registration with respect to not less than 50% of the number of shares of Common Stock that he beneficially owned immediately prior to the completion of the Initial Public Offering (i.e., 698,178 shares), provided that Mr. Ingleby may not exercise such "demand" until the earliest of (i) six months after the effective date of a registration statement filed by the Company in respect of shares of Common Stock owned by Warburg, (ii) the distribution by Warburg of shares of Common Stock to its partners and (iii) March 15, 2001. In addition, in the event Mr. Ingleby is terminated from his employment by the Company and he has not exercised his demand registration, he will be entitled to one "demand" registration six months after the date of his termination to the extent he would be required by law to effect such registration in order to sell his shares. Mr. Ingleby is also entitled to "piggyback" registration rights in the event that Warburg exercises a "demand" registration. In addition, the Stockholders Agreement grants to Mr. Ingleby certain co-sale rights in the event that Warburg sells, transfers or otherwise disposes of any shares of its Common Stock.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1997.
                                          CARIBINER INTERNATIONAL, INC.
                                          (Registrant)
                                                   /s/ Arthur F. Dignam
                                          By:__________________________________
                                            Name: Arthur F. Dignam
                                            Title: Executive Vice President,
                                                 Chief Financial and
                                                 Administrative Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Raymond S. Ingleby        Chairman of the Board, Chief   January 27, 1997
____________________________________   Executive Officer and
         Raymond S. Ingleby            Director (Principal
                                       Executive Officer)
        /s/ Arthur F. Dignam         Executive Vice President,      January 27, 1997
____________________________________   Chief Financial and
          Arthur F. Dignam             Administrative Officer
                                       (Principal Financial and
                                       Accounting Officer)
         /s/ Errol M. Cook           Director                       January 27, 1997
____________________________________
           Errol M. Cook
        /s/ Bryan D. Langton         Director                       January 27, 1997
____________________________________
          Bryan D. Langton
         /s/ Sidney Lapidus          Director                       January 27, 1997
____________________________________
           Sidney Lapidus
       /s/ David E. Libowitz         Director                       January 27, 1997
____________________________________
         David E. Libowitz

                               INDEX TO EXHIBITS

  The following is a list of all exhibits filed as part of this report:

      EXHIBIT
      NUMBER                             DESCRIPTION OF DOCUMENT
      -------                            -----------------------
        2.1     Agreement of Purchase and Sale of Assets, dated June 6, 1996, by and among the Company, Lighthouse, Ltd., Mark P. Fitzgerald, Warren F. Moore
                II and Richard C. Hunt (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as
                Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the
                Commission on June 21, 1996, and incorporated herein by reference)
        2.2     Share Sale Agreement, dated June 13, 1996, by and among Peter Devonald
                Berners-Price ("Berners-Price") and others, Caribiner Holdings (UK)
                Limited ("Caribiner UK") and the Company (schedules omitted -- the
                Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form
                8-K filed with the Commission on June 28, 1996, and incorporated herein by reference)
        2.3     Share Purchase Agreement, dated June 13, 1996, by and among Caribiner
                UK, Berners-Price, Mark Wallace, the Company and others (schedules omitted -- the Company agrees to furnish a copy of any schedule to the
                Commission upon request) (filed as Exhibit 2.2 to the Company's Current
                Report on Form 8-K filed with the Commission on June 28, 1996, and incorporated herein by reference)
        2.4     Agreement of Purchase and Sale of Assets, dated September 12, 1996, by and between Caribiner International, Inc. and General Electric Capital
                Computer Leasing Corporation (schedules omitted (other than Schedules
                2(c), 2(c)(i) and 6(bb)) -- the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as Exhibit 2.1 to the
                Company's Current Report on Form 8-K filed with the Commission on
                September 27, 1996, and incorporated herein by reference)
        3.1     Restated Certificate of Incorporation of the Company filed March 15,
                1996 with the Secretary of State of the State of Delaware (filed as
                Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference)
        3.2     Second Amended and Restated By-Laws of the Company (filed as Exhibit
                3.2(b) to the Company's Registration Statement on Form S-1 (Registration
                No. 33-80481) and incorporated herein by reference)
       4        Specimen of Certificate of Common Stock of the Company (filed as Exhibit
                4 to the Company's Registration Statement on Form S-1 (Registration No.
                33-80481) and incorporated herein by reference)
      +10.1     1996 Stock Option Plan of the Company (filed as an exhibit to the
                Company's Registration Statement on Form S-1 (Registration No. 33-80481)
                and incorporated herein by reference)
      +10.2     Form of Stock Option Agreement in connection with 1996 Stock Option Plan of the Company (filed as an exhibit to the Company's Annual Report on
                Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)
      +10.3     Non-Employee Directors' Stock Plan of the Registrant (filed as an exhibit to the Company's Registration Statement on Form S-1
                (Registration No. 33-80481) and incorporated herein by reference)
      +10.4     Employment Agreement, dated as of October 1, 1995, between the Company and Raymond S. Ingleby (filed as an exhibit to the Company's
                Registration Statement on Form S-1 (Registration No. 33-80481) and
                incorporated herein by reference)

      +10.5     Employment Agreement, dated as of December 1, 1995, between the Company and Arthur F. Dignam (filed as an exhibit to the Company's Registration
                Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)
      +10.6     Employment Agreement, dated as of December 1, 1995, between the Company and Mark M. Cohen (filed as an exhibit to the Company's Registration
                Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)
      +10.7     Employment Agreement, dated as of July 25, 1995, between Caribiner, Inc.
                and Brian Shepherd (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)
      +10.8     Employment Agreement, dated October 14, 1996, between the Company and
                Lawrence P. Golen (filed as an exhibit to the Company's Annual Report on
                Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)
       10.9     Credit Agreement, dated as of December 4, 1996, among the Company,
                Caribiner, Inc., the lenders named therein and the Chase Manhattan Bank, as agent (schedules and exhibits omitted -- the Company agrees to furnish a copy of any such schedule and exhibit to the Commission upon request) (filed as Exhibit 10.8 to the Company's Registration Statement
                on Form S-1 (Registration No. 333-18327) on December 20, 1996, and
                incorporated herein by reference)
       10.10    Stockholders Agreement, dated as of March 15, 1996, among the Company,
                Warburg, Pincus Investors, L.P. and Raymond S. Ingleby (filed as an exhibit to the Company's Registration Statement on Form S-1
                (Registration No. 33-80481) and incorporated herein by reference)
       11.1     Statement Regarding Computation of Pro Forma Net Income Per Common Share
                (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)
       11.2     Statement Regarding Computation of Supplementary Pro Forma Income Per
                Common Share (filed as an exhibit to the Company's Annual Report on Form
                10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)
       21       Subsidiaries of the Company (filed as an exhibit to the Company's Annual
                Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)
       27       Financial Data Schedule (filed as an exhibit to the Company's Annual
                Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)

--------
  + Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(a)(3).