Form 10-Q
period 1996-12-31
CARIBINER INTERNATIONAL INC
filed 1997-02-14
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

COMMISSION FILE NUMBER:   1-14234

                          Caribiner International, Inc.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-3466655
             ----------                               ------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

     16 West 61st Street, New York, NY                  10023
    -----------------------------------                -------
 (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (212) 541-5300
                                                           --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes       [X]                      No        [ ]

The registrant had 9,644,091 shares of Common Stock (par value $0.01 per share) outstanding as of February 6, 1997.

                                     INDEX
                                     -----

PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Review Report of Independent Accountants.................. 2

                  Consolidated Balance Sheets as of
                  September 30, 1996 and December 31, 1996.................. 3

                  Consolidated Statements of Operations for
                  the three months ended December 31, 1995 and 1996......... 4

                  Consolidated Statements of Cash Flows for
                  the three months ended December 31, 1995 and 1996......... 5

                  Consolidated Statement of Changes in Stockholders' Equity
                  for the three months ended December 31, 1996.............. 6

                  Notes to Consolidated Financial Statements................ 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............11

PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K..........................15

SIGNATURES..................................................................17

Letter of Independent Accountants

Stockholders and Board of Directors
Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of December 31, 1996, and the related consolidated statements of operations for the three months ended December 31, 1995 and 1996, the consolidated statement of changes in stockholders' equity (deficit) for the three months ended December 31, 1996 and the consolidated statements of cash flows for the three months ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Caribiner International, Inc. as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, not presented herein, and in our report dated December 6, 1996, except for Note 15 as to which the date is December 20, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                  /s/ Ernst & Young LLP

New York, New York
February 3, 1997

                          Caribiner International, Inc.
                           Consolidated Balance Sheets

                                                                                   September 30,                 December 31,
                                       ASSETS                                           1996                         1996
                                       ------                                         (Note 1)                    (unaudited)
                                                                                ---------------------         --------------------
Current Assets:

Cash and cash equivalents                                                               $ 8,431,777           $       6,950,443
Trade accounts receivable - net of allowance for doubtful accounts of
   $304,860                                                                              36,201,774                  38,807,972
Deferred charges                                                                          8,989,410                   9,598,014
Prepaid expenses and other current assets                                                 3,394,951                   3,989,683
                                                                                ---------------------         --------------------
             Total Current Assets                                                        57,017,912                  59,346,112

Property and equipment - net                                                             21,180,982                  20,734,887
Goodwill - net                                                                           46,681,520                  52,439,305
Other intangibles - net                                                                   1,041,280                     991,132
Other assets                                                                                399,696                     390,310
                                                                                ---------------------         --------------------
             TOTAL ASSETS                                                             $ 126,321,390               $ 133,901,746
                                                                                =====================         ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Bank line of credit                                                                   $   6,000,000               $          --
Current portion of long-term debt                                                           648,696                     641,801
Trade accounts payable                                                                    7,529,536                   7,820,068
Accrued expenses and other current liabilities                                           12,698,716                  12,816,708
Accrued production costs                                                                 11,355,416                   8,967,551
Deferred income                                                                          13,334,965                  15,835,457
                                                                                ---------------------         --------------------
             Total Current Liabilities                                                   51,567,329                  46,081,585

Long-term debt                                                                           16,189,922                  24,152,960
Deferred income                                                                           5,007,183                   6,179,303
Other liabilities                                                                            89,573                   1,836,810
                                                                                ---------------------         --------------------
             TOTAL LIABILITIES                                                           72,854,007                  78,250,658

Stockholders' Equity:

Preferred stock, $.01 par value:
   2,000,000 shares authorized, none issued and outstanding at September 30 and
   December 31, 1996, respectively                                                              ---                         ---
Common stock, $0.01 par value:
   40,000,000 voting shares authorized, 9,598,159 and 9,614,151 shares issued
   and outstanding at September 30 and December 31, 1996, respectively                       95,982                      96,142
Additional paid-in capital                                                               60,032,954                  60,795,252
Translation adjustment                                                                       85,723                     770,444
Accumulated deficit                                                                      (6,747,276)                 (6,010,750)
                                                                                ---------------------         --------------------
             TOTAL STOCKHOLDERS' EQUITY                                                  53,467,383                  55,651,088
                                                                                ---------------------         --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 126,321,390           $     133,901,746
                                                                                 ====================         ====================


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Operations
                           For the Three Months Ended
                                   (unaudited)

                                                                   December 31,
                                                           1995                    1996
                                                    -------------------    ---------------------
Service revenue                                          $ 20,407,367           $ 42,730,514
Rental revenue                                                     --              9,927,990
                                                    --------------------   ---------------------

Total revenue                                              20,407,367             52,658,504

Cost of service revenue                                   13,340,579             29,061,553
Cost of rental revenue                                            --              5,766,487
                                                    --------------------   ---------------------

Total cost of revenue                                      13,340,579             34,828,040
                                                    --------------------   ---------------------

Gross profit                                                7,066,788             17,830,464

Operating expenses:
       Selling, general and administrative expenses         6,548,994             14,355,831
       Depreciation and amortization                          604,136              1,704,259
                                                    --------------------   ---------------------
Total operating expenses                                    7,153,130             16,060,090
                                                    --------------------   ---------------------

Operating income (loss)                                       (86,342)             1,770,374

Interest expense with related parties                         681,784                     --
Other interest expense, net                                   412,290                542,830
                                                    --------------------   ---------------------

Income (loss) before taxes                                 (1,180,416)             1,227,544

Provision (benefit) for taxes                                (282,728)               491,018
                                                    --------------------   ---------------------

Net income (loss)                                          $ (897,688)       $       736,526
                                                    ====================   =====================


Earnings (loss) per common share                             $ (0.07)        $         0.08
                                                    ===================    =====================


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                                   (unaudited)

                                                                                                      December 31,
                                                                                                 1995                 1996
                                                                                           ---------------       --------------
Cash flows from operating activities:
       Net income (loss)                                                                   $     (897,688)       $     736,526

       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                                         604,136            2,147,958
            Non-cash compensation                                                                  93,000                   --

       Change in assets and liabilities:
            Decrease (increase) in trade accounts receivable                                    2,971,423           (2,368,971)
            Decrease (increase) in deferred charges                                                 2,144              (84,837)
            (Increase) in prepaid expenses and
                 other current assets                                                            (763,316)            (893,075)
            (Increase) in other assets                                                            (12,907)             (48,109)
            (Decrease) in trade accounts payable                                               (2,392,114)             (69,322)
            Increase in deferred income                                                         4,563,665            2,796,812
            (Decrease) in accrued expenses and
                 other liabilities                                                             (2,158,584)          (1,412,265)
            Increase in accrued interest payable                                                  681,784                   --
                                                                                           --------------        --------------
       Net cash provided by operating activities                                                2,691,543              804,717
                                                                                           --------------        --------------

Cash flow used in investing activities:
            Purchase of property and equipment                                                  (600,998)           (1,228,650)
            Acquisition of intangibles and businesses, net of
                cash acquired                                                                   (129,988)           (3,446,609)
                                                                                           --------------        --------------
       Net cash used in investing activities                                                    (730,986)           (4,675,259)
                                                                                           --------------        --------------

Cash flow provided by financing activities:
            Repayments of long-term debt                                                         (25,918)          (15,043,857)
            Net proceeds (repayments) of bank line of credit                                   3,240,000            (6,000,000)
            Proceeds from long-term debt                                                              --            23,000,000
            Net proceeds from issuance of common stock                                           174,167                    --
            Repurchase of common stock                                                          (176,904)                   --
                                                                                           --------------        --------------
       Net cash provided by financing activities                                               3,211,345             1,956,143
                                                                                           --------------        --------------

Translation effect on cash and cash equivalents                                                       --               433,065

Net increase (decrease) in cash                                                                5,171,902            (1,481,334)
Cash, beginning of period                                                                        212,612             8,431,777
                                                                                           --------------        --------------
Cash, end of period                                                                        $   5,384,514         $   6,950,443
                                                                                           ==============        ==============

Supplemental disclosure of cash flow information:
               Interest paid                                                               $      56,920         $     344,998
                                                                                           ==============        ==============
               Income taxes paid                                                           $      86,153         $   1,631,634
                                                                                           ==============        ==============



See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                  For the Three Months Ended December 31, 1996
                                   (unaudited)


                                             Common Stock                                                            Total
                                       ------------------------    Additional     Accumulated   Translation     Stockholders'
                                         Shares         Amount   Paid in Capital    Deficit     Adjustment          Equity
                                       ----------     --------- ----------------- -----------  -------------    -------------
Balance at September 30, 1996          9,598,159       $95,982      $60,032,954   $(6,747,276)         $85,723    $53,467,383

Issuance of common stock under
    non-employee directors' stock plan       497             5           12,495            --               --         12,500

Issuance of common stock upon
    acquisition of Rome Network, Inc.     15,495           155          749,803            --               --        749,958

Translation adjustment                                                                                 684,721        684,721

Net income                                    --            --               --       736,526               --        736,526
                                       ---------       -------      -----------   -----------      -----------    -----------

Balance at December 31, 1996           9,614,151       $96,142      $60,795,252   $(6,010,750)        $770,444    $55,651,088
                                       =========       =======      ===========   ===========      ===========    ===========


See accompanying notes to the unaudited consolidated financial statements

                         Caribiner International, Inc.

                   Notes To Consolidated Financial Statements
                   ------------------------------------------
                                  (Unaudited)

1. Interim Financial Information

   The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending September 30, 1997.

   The balance sheet at September 30, 1996 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. Summary of Significant Accounting Policies

   Revenue Recognition

   Service revenue is recorded principally on the completed contract method of accounting. The recognition of service revenue and cost of service revenue is deferred until a project is completed which is often within a three- to six-month time period. For those projects which provide for multiple events, the contract revenue and costs are apportioned and revenue and profit are recognized as each event occurs. If a client cancels a project after production has begun, the client is obligated under contract to pay for services performed and expenses incurred through the date of cancellation, and there are no provisions for nonpayment by the client.

   The Company recognizes rental revenue over the rental period.

   Cost of Revenue

   Cost of service revenue is comprised of production costs including salaries and benefits of production, creative and technical personnel spent on specific contracts, and other direct costs including contracted services, equipment rentals and depreciation and costs associated with the production of audio-visual effects. Such costs are deferred until project completion.

   Cost of rental revenue is comprised principally of direct labor costs, commissions and equipment depreciation and rentals.

3. Business Acquisitions

   In December, 1996, the Company acquired all of the outstanding common stock of Rome Network, Inc. ("Rome"), a regional producer of meetings and events headquartered in San Francisco, for $3.2 million, which consisted of approximately $2.4 million in cash and the issuance of 15,495 shares of the Company's common stock having a value of approximately $0.8 million. The cash component of the purchase price was financed by a drawing on one of the Company's credit facilities.

   In December, 1996, the Company entered into a definitive purchase agreement to acquire all of the outstanding capital stock of Blumberg Communications Inc. ("Blumberg"), a provider of audio visual equipment rentals, sales and related staging services, including hotel audio visual outsourcing services, in the upper midwest and southern U.S. In January, 1997, the Company completed such acquisition and paid consideration of $18.0 million (subject to certain adjustments), which consisted of approximately $16.6 million in cash and the issuance of 29,940 shares of the Company's common stock having a value of approximately $1.4 million. In addition, the Company repaid $3.9 million in outstanding indebtedness of Blumberg at closing. The cash components of the transactions were financed by a drawing on one of the Company's credit facilities.

   Also, in January, 1997, the Company acquired Video Supply Company, Inc. d/b/a Projexions Video Supply ("Projexions"), a provider of audio visual equipment rentals and related staging services, in the southeastern U.S. for approximately $13.6 million in cash and $1.4 million in the repayment of certain indebtedness. The transactions were financed by a drawing on one of the Company's credit facilities.

   The following unaudited consolidated pro forma results of operations of the Company for the three months ended December 31, 1995 give effect to the following transactions as if they occurred on October 1, 1995: (i) the acquisitions of each of Koors Perry & Associates, Inc., Lighthouse, Ltd. and SCH International, Ltd., (ii) decreased interest expense and preferred stock dividends resulting from the repayment of substantially all outstanding bank borrowings and other long-term indebtedness of the Company from proceeds of the initial public offering of common stock, which was consummated on March 15, 1996 and (iii) the repayment with the proceeds of such initial public offering of a portion of bank borrowings that would have been incurred in connection with the acquisition of the Company's Total Audio Visual Services division from General Electric Capital Computer Leasing Corporation as if such acquisition had occurred on October 1, 1995. The pro forma effect of the acquisition of Rome on the Company's results of operations for the three months ended December 31, 1995 and 1996 is insignificant.

                                                   Three Months Ended
                                                    December 31, 1995
                                                    -----------------
                                          (in thousands, except per share data)
         Revenue                                        $ 50.4
         Income before taxes                               2.1
         Net income                                        1.3
         Pro forma net income per
          common share                                  $ 0.13

   The above calculation of pro forma net income per common share assumes that approximately 9.6 million shares were outstanding during the three months ended December 31, 1995.

   The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of fiscal 1996 or of results which may occur in the future.

4. Stock Offering

   In December, 1996, the Company filed a Registration Statement on Form S-1 (Registration no. 333-18327) with the Securities and Exchange Commission offering 1,878,200 shares of its Common stock, of which 1,750,000 shares of Common Stock will be offered by the Company.

5. Earnings (Loss) per Common Share

   The weighted average number of shares of common stock outstanding during the three months ended December 31, 1996 is 9,632,959. The weighted average number of shares of common stock outstanding during the three months ended December 31, 1995 is 6,620,003.

   Loss per common share for the three months ended December 31, 1995 has been computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma loss per share reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued under the 1993 Management Stock Plan and warrants to purchase common stock issued at prices below the initial public offering price per share during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 (Registration no. 33-80481) have also been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for the three months ended December 31, 1995.

   Of the net proceeds from the sale of shares of common stock offered by the Company in the initial public offering completed in March, 1996, approximately $25.6 million were used to repay aggregate bank borrowings and other long-term indebtedness, including accrued interest and preferred stock dividends. Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $25.6 million, and assuming that such indebtedness had been repaid as of October 1, 1995, supplementary pro forma net loss per share would have been $0.01 for the three months ended December 31, 1995. For purposes of this computation, the weighted average number of shares of common stock outstanding during the three months ended December 31, 1995 is 8,445,489.

                         Caribiner International, Inc.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations

Three Months Ended December 31, 1996 Compared to
  Three Months Ended December 31, 1995

Revenue. Revenue increased $32.3 million, or 158%, from $20.4 million in the three months ended December 31, 1995 to $52.7 million in the three months ended December 31, 1996. Through a combination of internal growth and acquisitions the Company increased its revenues from clients across a broad range of industries. Approximately 30.7% of the increase represented revenue from the rental of audio visual equipment through the Company's Total Audio Visual Services division, which was acquired by the Company in late September, 1996. Increases in service revenue from clients in the telecommunications and information technology industries accounted for 20.7% and 11.9%, respectively, of the total revenue growth. Increases in service revenue from clients in the food service and lodging industries accounted for an aggregate of 10.2% of the total growth. The remainder of the increase in revenue was derived from clients in several other industries.

Gross profit. The total gross profit increased $10.8 million, or 152%, from $7.1 million in the three months ended December 31, 1995 to $17.8 million in the three months ended December 31, 1996 as a result of the revenue growth described above. Gross profit as a percentage of service revenue decreased to 32.0% for the three months ended December 31, 1996 from 34.6% for the comparable period in fiscal 1996. Gross profit as a percentage of rental revenue was 41.9%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.8 million, or 119%, from $6.5 million in the three months ended December 31, 1995 to $14.3 million in the three months ended December 31, 1996. Salaries and related costs increased $5.1 million primarily from increased personnel resulting from acquisitions and to support the Company's overall growth, as well as normal annual inflationary increases. Other general and administrative expenses, including rent and related expenses, telephone, postage and other office supplies, as well as insurance costs, increased $2.2 million due to acquisitions and to support the revenue growth. Direct selling expenses, including travel, marketing and other costs related to obtaining business, increased $0.5 million. Selling, general and administrative expenses as a percentage of revenue declined from 32.1% in the three months ended December 31, 1995 to 27.3% in the three months ended December 31, 1996 as revenue increased more rapidly than such expenses.

Depreciation and amortization. Depreciation and amortization expense increased $1.1 million from $0.6 million in the three months ended December 31, 1995 to $1.7 million in the three months ended December 31, 1996. The purchase of computer equipment and property and equipment acquired through acquisitions resulted in increased depreciation expense of $0.7 million in the three months ended December 31, 1996. Amortization expense resulting from goodwill from acquisitions increased $0.4 million.

Interest expense. Interest expense with related parties decreased due to the repayment and conversion of debt as of March 15, 1996 in connection with the Company's initial public offering of its common stock, which was completed on such date. Other interest expense, net, increased $0.1 million due to increased borrowings incurred in connection with the consummation of acquisitions.

Income (loss) before taxes. Income before taxes increased from a loss of $1.2 million in the three months ended December 31, 1995 to income before taxes of $1.2 million in the three months ended December 31, 1996 as revenue growth from internal business and acquired businesses contributed to the improved earnings of the Company.

Provision (benefit) for taxes. The tax provision (benefit) reflects an allocation based on the full year anticipated tax provision. The provision for taxes as a percentage of income before taxes was 24.0% and 40.0% for the three months ended December 31, 1995 and 1996, respectively. The 1995 tax rate reflects the utilization of net operating loss carryforwards.

Net income (loss). Net income increased to $0.7 million in the three months ended December 31, 1996 from a loss of $0.9 million in the three months ended December 31, 1995. Net income per share for the three months ended December 31, 1996 increased to $0.08 from a pro forma loss per share of $0.07 for the comparable period in fiscal 1995. The net loss per share for the three months ended December 31, 1995 was computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the consummation of the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma loss per share computation reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends.


Liquidity and Capital Resources

On December 4, 1996, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $27 million to $100 million, consisting of a $75 million six year reducing revolving credit facility (the "Reducing Revolver") to be utilized in connection with the financing of acquisitions and a $25 million six year revolving line of credit (the "Revolving Line" and together with the Reducing Revolver, the "1996 Facilities"). Amounts outstanding under the Company's former bank facilities were repaid with proceeds from the 1996 Facilities. The maturity date of each of the 1996 Facilities is December 31, 2002. Interest on outstanding amounts under the 1996 Facilities is payable quarterly in arrears and, at the option of the Company, interest accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based on the greatest of (a) the agent bank's prime rate, (b) the three month secondary certificate of deposit rate and (c) the federal funds rate. The weighted average interest rate on the outstanding amount under the 1996 Facilities was 6.9% at December 31, 1996. The interest rate will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). Pursuant to the terms of the 1996 Facilities, the Company is required to reduce outstanding amounts under the Revolving Line to less than $5.0 million for a period of not less than 30 days during every 12-month period commencing on December 4, 1996. The 1996 Facilities require compliance with certain covenants including financial performance ratios.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the three months ended December 31, 1995 and 1996:

                                   Three Months Ended December 31,
                                        1995             1996
                                   ---------------   -------------
Net cash provided by (used in):
   Operating activities                $2,691,543     $   804,717
   Investing activities                  (730,986)     (4,675,259)
   Financing activities                 3,211,345       1,956,143

For the three months ended December 31, 1996, $0.8 million was provided by operating activities. The net income adjusted for depreciation and amortization provided $2.9 million. The net change in working capital used $2.1 million, with an increase in deferred income, which was more than offset by increases in accounts receivable, prepaid expenses and other current assets, and a decrease in accrued expenses and other liabilities. Investing activities required $4.7 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $2.0 million in the three months ended December 31, 1996, of which $23.0 million was provided by drawings under the Company's Reducing Revolver, offset by repayments on each of the 1996 Facilities.

For the three months ended December 31, 1995, the Company generated $2.7 million from its operating activities. The net loss adjusted for depreciation and
amortization used $0.2 million.   The net change in working capital provided
approximately $2.9 million, with decreases in accounts payable and accrued liabilities more than offset by increased deferred income and decreased accounts receivable. Investing activities required $0.7 million primarily due to the acquisition of computer equipment. Financing activities provided $3.2 million through the use of the Company's former line of credit.

Capital expenditures were $0.6 million and $1.2 million during the three months ended December 31, 1995 and 1996, respectively, with the purchase of additional personal computers and expanded capabilities for the computer system accounting for the largest areas of expenditure.

                                     PART II
                                     -------

       OTHER INFORMATION
       -----------------

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------

                 (a)  Exhibits Required by Item 601 of Regulation S-K:
                      -----------------------------------------------

                      2.1 Agreement of Purchase and Sale of Stock, dated December 19, 1996, by and among Caribiner International, Inc. (the "Company"), Blumberg Communications, Inc. and each of the Stockholders listed on Schedule A thereto (schedules omitted-- the Company agrees to furnish a copy of any Schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 12, 1997 and incorporated herein by reference).

                      2.2 Agreement of Purchase and Sale of Assets, dated January 8, 1997, by and among the Company, Video Supply Company, Inc., Projections/Video Supply Company and Robert Haney (schedules omitted --the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 1997 and incorporated herein by reference.

                      3.1  Restated Certificate of Incorporation (filed as
                           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference).

                      3.2  Second Amended and Restated By-Laws (filed as Exhibit
                           3.2 (b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference.

                      11.1 Computation of Earnings (Loss) Per Share for the
                           three months ended December 31, 1995 and 1996

                      11.2 Computation of Supplementary Pro Forma Net Loss Per
                           Share for the three months ended December 31, 1995

                      27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:
          -------------------

          The Company filed the following reports on Form 8-K during the three months ended December 31, 1996:

          Date of Filing      Items Reported      Subject of Report
          --------------      --------------      -----------------
          October 10,              2, 7           Announcing completion of
          1996                                    the acquisition of
                                                  substantially all of the
                                                  assets of TotalAudio Visual
                                                  Services ("TAVS")

          November 26,              7             Form 8-K/A containing
          1996                                    financial information in
                                                  connection with the
                                                  acquisition of TAVS

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CARIBINER INTERNATIONAL, INC.
                                   (Registrant)

Date: February 14, 1997            By: /s/ Raymond S. Ingleby
                                      ------------------------
                                      Raymond S. Ingleby
                                      Chairman of the Board and
                                      Chief Executive Officer

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

                                 EXHIBIT INDEX
                                 -------------

                                                                     Page Number
                                                                     -----------

2.1 Agreement of Purchase and Sale of Stock, dated December 19, 1996, by and among Caribiner International, Inc. (the "Company"), Blumberg Communications, Inc. and each of the Stockholders listed on Schedule A thereto (schedules omitted -- the Company agrees to furnish a copy of any Schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 12, 1997 and incorporated herein by reference).

2.2 Agreement of Purchase and Sale of Assets, dated January 8, 1997, by and among the Company, Video Supply Company, Inc., Projections/Video Supply Company and Robert Haney (schedules omitted-- the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as
      Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 1997 and incorporated herein by reference).

3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference).

3.2 Second Amended and Restated By-Laws (filed as Exhibit 3.2 (b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

11.1 Computation of Earnings (Loss) Per Common Share for the three months ended December 31, 1995 and 1996

11.2 Computation of Supplementary Pro Forma Net Loss Per Common Share for the three months ended December 31, 1995

27.1  Financial Data Schedule