Form 10-K/A
period 1996-09-30
CARIBINER INTERNATIONAL INC
filed 1997-02-21
CIK 1005015

                                  FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

[X]AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained herein are foreward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to successfully complete and integrate its acquisitions and to implement operational improvements in its acquired businesses and the seasonality and episodic nature of the Company's business.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain components of the Company's operating statement data, including such data as a percentage of revenue.

                                            YEAR ENDED SEPTEMBER 30,
                                   --------------------------------------------
                                       1994           1995            1996
                                   -------------  -------------  --------------
                                             (DOLLARS IN THOUSANDS)
Revenue..........................  $59,174 100.0% $81,131 100.0% $148,330 100.0%
Cost of revenue..................   39,724  67.1   54,312  66.9    99,797  67.3
                                   ------- -----  ------- -----  -------- -----
Gross profit.....................   19,450  32.9   26,819  33.1    48,533  32.7
Selling, general and
 administrative expenses.........   14,349  24.3   19,306  23.8    30,442  20.5
Non-cash compensation expense....      --    --       --    --      1,072   0.7
Depreciation and amortization....    2,137   3.6    2,330   2.9     3,142   2.1
Write-off of certain intangibles.      --    --       --    --        --    --
                                   ------- -----  ------- -----  -------- -----
Total operating expenses.........   16,486  27.9   21,636  26.7    34,656  23.4
                                   ------- -----  ------- -----  -------- -----
Operating income (loss)..........    2,964   5.0    5,183   6.4    13,877   9.4
Interest expense with related
 parties.........................    2,107   3.6    2,234   2.8     1,199   0.8
Interest expense, other..........      502   0.8    1,259   1.6       387   0.3
                                   ------- -----  ------- -----  -------- -----
Income (loss) before taxes.......      355   0.6    1,690   2.1    12,291   8.3
Provision (benefit) for taxes....       62   0.1      264   0.3     4,302   2.9
                                   ------- -----  ------- -----  -------- -----
Net income (loss)................  $   293   0.5% $ 1,426   1.8% $  7,989   5.4%
                                   ======= =====  ======= =====  ======== =====

 Fiscal 1996 Compared to Fiscal 1995

  Revenue. Revenue increased $67.2 million, or 83%, from $81.1 million in fiscal 1995 to $148.3 million in fiscal 1996. Through a combination of internal growth and acquisitions the Company increased its revenues from clients across a broad range of industries. Increases in telecommunications, food services and information technology clients accounted for 14.6%, 12.3%, and 12.3% of the revenue growth, respectively. In addition, a new lodging client accounted for 8.7% of the increased revenue. Approximately 25% of the increase was due to sales meetings in connection with a triennial event held by an insurance client. The remainder of the increase in revenue was spread among several other industries.

  Gross profit. Gross profit increased 81% from $26.8 million in fiscal 1995 to $48.5 million in fiscal 1996, primarily as a result of the revenue growth described above. Gross profit as a percentage of revenue decreased slightly to 32.7% in fiscal 1996 from 33.1% in fiscal 1995.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $11.1 million or 58% from $19.3 million in fiscal 1995 to $30.4 million in fiscal 1996. Salaries and related costs increased $6.9 million resulting primarily from the addition of new offices and personnel resulting from acquisitions and in support of other revenue growth, as well as normal inflationary increases. Other general and administrative expenses, including rent, occupancy and telephone, increased $2.6 million resulting from the Company's overall growth. Direct selling expenses, including commissions, advertising, travel and other costs related to obtaining business, increased $1.6 million. Selling, general and administrative expenses as a percentage of revenue declined from 23.8% in fiscal 1995 to 20.5% in fiscal 1996 as revenue increased more rapidly than such expenses. In fiscal 1996, the Company also recorded a non-recurring non-cash compensation expense of $1.1 million resulting from the vesting of common stock sold pursuant to the Company's management stock plan at a price lower than its fair market value.

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

  Net income. Net income increased to $8.0 million in fiscal 1996 from net income of $1.4 million in fiscal 1995, for the reasons set forth in the preceding paragraphs. Pro forma net income per common share increased in fiscal 1996 to $1.05 from $0.49 in fiscal 1995. Excluding the effect of the non-recurring non-cash compensation charge of $1.1 million, pro forma net income per common share would have been $1.18 for fiscal 1996.

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

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 34.5% from $14.3 million in fiscal 1994 to $19.3 million in fiscal 1995. Salaries and related costs increased $3.1 million primarily as a result of acquisitions, new office openings and additional personnel in connection with the Company's growth as well as annual inflationary increases. Direct selling expenses increased $0.4 million to support revenue growth. In addition, other general and administrative expenses for new and additional offices increased $1.5 million. Selling, general and administrative expenses as a percentage of revenue declined from 24.3% in fiscal 1994 to 23.8% in fiscal 1995.

  Depreciation and amortization. Depreciation and amortization expense increased by $0.2 million from fiscal 1994 to fiscal 1995 due primarily to the purchase of computer equipment and goodwill from acquisitions.

  Interest expense. Interest expense with related parties increased $0.1 million due to compounding. Other interest expense increased $0.8 million due to higher borrowing under the Company's then-existing bank facility to fund acquisitions, office expansions and increased working capital requirements.

  Income before taxes. Income before income taxes increased from $0.4 million to $1.7 million as revenue growth both from internal business as well as acquired businesses contributed to the improved earnings of the Company.

  Provision for taxes. The provision for taxes in fiscal 1995 reflects federal, state and local minimum taxes after benefit from the utilization of net operating loss carryforwards. The provision for taxes in fiscal 1994 reflects state and local minimum taxes. See "--Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through internal cash flow and bank financing, including the Company's new financing facilities (as described below), its recently replaced line of credit (the "1994 Line of Credit") (as described below) and its recently replaced term facility (the "1994 Term Facility") (as described below). These sources of funds have been used to fund the Company's efforts to grow both internally and through acquisitions.

  The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the periods indicated:

                                                     YEAR ENDED SEPTEMBER 30,
                                                     --------------------------
                                                      1994     1995      1996
                                                     -------  -------  --------
                                                          (IN THOUSANDS)
Net cash provided by (used in):
  Operating activities.............................. $ 2,872  $   442  $  7,260
  Investing activities..............................  (6,601)  (7,758)  (46,205)
  Financing activities..............................   3,572    7,256    47,078

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

  In fiscal 1996, the Company generated $7.3 million from its operating activities. Net income plus depreciation and amortization and the non-cash compensation expense described above provided $12.2 million. The net change in working capital used $4.9 million, with increases in accounts receivable, prepaid expenses and other current assets as well as a decrease in accrued interest payable, offset by a net increase in accrued expenses and accounts payable. Investing activities required $46.2 million, resulting primarily from the acquisition of businesses and the purchase of equipment. Financing activities provided approximately $47.1 million, of which an aggregate of $44.4 million of net proceeds were received in fiscal 1996 from the issuance of Common Stock and the exercise of warrants to purchase Common Stock, $18.0 million was provided by the 1994 Term Loan and net proceeds of $1.8 million were provided by the 1994 Line of Credit. Such amounts were offset by $16.9 million used to repay certain outstanding bank borrowings and substantially all other long-term indebtedness, and to pay accrued preferred stock dividends. In addition, $0.2 million was used to repurchase Common Stock in fiscal 1996.

  The 1994 Line of Credit provided the Company with funds to satisfy working capital requirements and the 1994 Term Facility was used primarily to finance acquisitions. As of September 30, 1996, $6.0 million was outstanding under the 1994 Line of Credit and $15.0 million was outstanding under the 1994 Term Facility. As of September 30, 1996, each of the 1994 Line of Credit and the 1994 Term Facility bore interest at the rate of 9.25% per annum, which was 1% over the lender's prime rate. On December 4, 1996, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $27 million to $100 million, consisting of a $75 million six year reducing revolving credit facility (the "Reducing Revolver") to be utilized in connection with the financing of acquisitions and a $25 million six year revolving line of credit (the "Revolving Line" and together with the Reducing Revolver, the "1996 Facilities"). Amounts outstanding under the 1994 Line of Credit and 1994 Term Facility were repaid with proceeds from the 1996 Facilities. The maturity date of each of the 1996 Facilities is December 31, 2002. Interest on outstanding amounts under the 1996 Facilities is payable quarterly in arrears and, at the option of the Company, interest accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based on the greatest of (a) the agent bank's prime rate, (b) the three month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). Pursuant to the terms of the 1996 Facilities, the Company is required to reduce outstanding amounts under the Revolving Line to less than $5.0 million for a period of not less than 30 days during every 12-month period commencing on December 4, 1996.

  Capital expenditures were $1.6 million in each of fiscal 1994 and fiscal 1995 and $2.2 million in fiscal 1996. For fiscal 1995 and fiscal 1996, the purchase of additional personal computers and expanded capabilities for the computer system were the largest areas of expenditure. Capital expenditures in fiscal 1994 were incurred primarily in connection with the purchase of personal computers, an IBM AS/400 mid-range computer, furniture and fixtures and leasehold improvements. The Company depreciates its equipment over the estimated useful lives of such assets ranging from five to seven years. The Company believes that capital expenditure requirements will increase to approximately $9.0 million in fiscal 1997 (including Blumberg's anticipated capital expenditure requirements, but excluding capital expenditure requirements of any additional businesses acquired) primarily as a result of planned investments in audio visual and staging equipment which the Company will rent to its clients.

BILLINGS AND COLLECTIONS

  Customers are normally billed on a per-project or per-rental basis. Generally, the Company produces projects on a fixed-price basis. The components of the fixed price are labor, both internal and external, outside purchases and equipment utilization. The Company also produces projects priced on a "cost-plus" basis, whereby the Company bills its employees' services to the client at hourly or per diem rates, depending upon the employee, and then charges for actual outside purchases plus an agreed upon mark-up. Like fixed pricing, however, cost-plus pricing has a ceiling that cannot be exceeded without written permission of the client. For both fixed-price and cost-plus projects, the Company has a project change notice system to authorize all production/price changes. TAVS provides audio visual equipment rentals to customers based on published price lists. Generally, billing terms are one-third due upon contract signing, one-third due during production and the remainder due upon delivery and completion of the project. In the case of TAVS, customers are billed upon completion of the staging service or rental. Billings prior to delivery date are carried as deferred income in the Company's financial statements and costs incurred prior to the delivery date are carried as deferred charges. The Company has not had any material collection problems in connection with its business.

  In the event a client cancels a project after production work has begun, the client is billed for work performed and expenses incurred through the date of cancellation.

INCOME TAXES

  The Company's effective tax rates for fiscal 1994, fiscal 1995 and fiscal 1996 were 17.5%, 15.6% and 35.0%, respectively, which resulted from the utilization of federal net operating loss ("NOL") carryforwards.

The increase in the effective tax rates for fiscal 1996 is due primarily to income before tax in excess of the utilization of available NOL carryforwards which are not subject to limitations. In future years the Company does not expect to recognize any material benefit related to the utilization of NOL carryforwards and expects to reflect a tax rate in accordance with statutory tax rates adjusted for book/tax differences such as non-deductible expenses.

NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has issued two standards which will be applicable to the Company beginning in fiscal 1997: No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and No. 123, Accounting for Stock-Based Compensation. The impairment standard is not expected to have a significant impact on the Company. The Company has not yet determined which of the acceptable approaches it will use under the stock compensation standard. Adoption of certain approaches under the stock compensation standard could result in non-cash charges which, if made, are not expected to be material. At a minimum, the standard will require disclosures about the fair value of employee stock options.

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

                                      FISCAL                           FISCAL
                                       1995                             1996
                          -------------------------------- --------------------------------
                            1ST      2ND     3RD     4TH     1ST      2ND     3RD     4TH
                          QUARTER  QUARTER QUARTER QUARTER QUARTER  QUARTER QUARTER QUARTER
                          -------  ------- ------- ------- -------  ------- ------- -------
                                                  (IN THOUSANDS)
Revenue.................  $11,399  $19,045 $21,641 $29,046 $20,407  $31,220 $48,150 $48,553
Gross profit............    3,912    5,861   7,528   9,518   7,066   10,190  15,576  15,701
Operating income (loss).   (1,143)     938   2,242   3,146     (87)   1,576   6,556   5,831
Net income (loss).......   (1,593)      91   1,127   1,801    (898)     643   4,408   3,836

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
  Report of Independent Auditors...........................................   7
  Consolidated Balance Sheets as of September 30, 1995 and 1996............   8
  For the Years Ended September 30, 1994, 1995 and 1996:
    Consolidated Statements of Operations..................................   9
    Consolidated Statements of Cash Flows..................................  10
    Consolidated Statements of Changes in Stockholders' Equity (Deficit)...  11
  Notes to Consolidated Financial Statements...............................  12

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

                                          /s/ Ernst &Young LLP

New York, New York
December 6, 1996
Except for Note 15 as to which the date
 is December 20, 1996

                         CARIBINER INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,
                                                    -------------------------
                                                       1995          1996
                                                    -----------  ------------
                      ASSETS
                      ------
CURRENT ASSETS:
Cash and cash equivalents.......................... $   212,612  $  8,431,777
Trade accounts receivable, net of allowance for
 doubtful accounts of
 $81,600 in 1995 and $304,860 in 1996..............  22,920,679    36,201,774
Deferred charges...................................   3,804,858     8,989,410
Prepaid expenses and other current assets..........     607,494     3,394,951
                                                    -----------  ------------
    TOTAL CURRENT ASSETS...........................  27,545,643    57,017,912
Property and equipment, net........................   6,383,975    21,180,982
Goodwill, net......................................  10,288,503    46,681,520
Other intangibles, net.............................     340,251     1,041,280
Other assets.......................................     740,040       399,696
                                                    -----------  ------------
    TOTAL ASSETS................................... $45,298,412  $126,321,390
                                                    ===========  ============
  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
  ----------------------------------------------
CURRENT LIABILITIES:
Bank line of credit................................ $ 4,220,000  $  6,000,000
Current portion of long-term debt..................   4,677,054       648,696
Trade accounts payable.............................   4,581,165     7,529,536
Accrued expenses and other current liabilities.....   3,471,233    12,698,716
Accrued production costs...........................   3,483,084    11,355,416
Deferred income....................................   6,761,589    13,334,965
                                                    -----------  ------------
    TOTAL CURRENT LIABILITIES......................  27,194,125    51,567,329
Long-term debt.....................................   7,147,675    16,189,922
Convertible Note including accrued interest........  17,346,397           --
Deferred income....................................   3,275,023     5,007,183
Accrued preferred stock dividends..................   1,874,135           --
Other liabilities..................................     895,288        89,573
                                                    -----------  ------------
    TOTAL LIABILITIES..............................  57,732,643    72,854,007

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $.01 par value:
1,150,000 shares authorized, 450,000 shares issued
 and outstanding at 1995; 2,000,000 shares autho-
 rized, none issued and outstanding at 1996........       4,500           --
Common stock, $.01 par value:
12,330,000 voting shares authorized and 685,000
 non-voting shares authorized, 1,924,240 voting
 shares and 577,239 non-voting shares issued and
 outstanding at 1995; 40,000,000 voting shares au-
 thorized, 9,598,159 shares issued and
 outstanding at 1996...............................      25,015        95,982
Additional paid-in capital.........................   1,945,272    60,032,954
Translation adjustment.............................         --         85,723
Accumulated deficit................................ (14,409,018)   (6,747,276)
                                                    -----------  ------------
    TOTAL STOCKHOLDERS' (DEFICIT) EQUITY........... (12,434,231)   53,467,383
                                                    -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)
EQUITY............................................. $45,298,412  $126,321,390
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

                         CARIBINER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------
                                              1994         1995        1996
                                           -----------  ----------  -----------
Cash flows from operating activities:
  Net income.............................  $   292,592  $1,425,533  $ 7,989,225
  Adjustments to reconcile net income to
   net cash provided by
   (used in) operating activities:
  Non-cash compensation expense..........          --          --     1,072,000
  Depreciation and amortization..........    2,137,100   2,329,869    3,141,838
  Change in assets and liabilities:
    (Increase) in accounts receivable....  (10,322,839) (6,407,492)  (4,520,122)
    (Increase) in deferred charges.......     (256,856) (2,558,543)    (769,988)
    (Increase) in prepaid expenses and
     other
     current assets......................     (91,303)   (261,873)     (974,103)
    Decrease in other assets.............      264,219     150,536      442,971
    Increase (decrease) in accounts pay-
     able................................    2,766,666    (130,891)  (1,650,337)
    Increase (decrease) in deferred in-
     come................................    4,565,558   2,874,963      (64,800)
    Increase in accrued expenses and
     other liabilities...................    1,409,775     786,513    8,724,058
    Increase (decrease) in accrued inter-    2,107,383   2,233,623   (6,130,397)
     est payable.........................  -----------  ----------  -----------
  Net cash provided by operating activi-     2,872,295     442,238    7,260,345
   ties..................................  -----------  ----------  -----------
Cash flow used in investing activities:
  Purchase of property and equipment.....   (1,592,848) (1,605,978)  (2,222,395)
  Acquisition of intangibles and busi-
   nesses, net of cash acquired..........   (4,599,285) (6,151,649) (43,982,317)
  Net cash paid in merger with ICC.......     (408,938)        --           --
                                           -----------  ----------  -----------
  Net cash used in investing activities..   (6,601,071) (7,757,627) (46,204,712)
                                           -----------  ----------  -----------
Cash flow provided by (used in) financing
 activities:
  Net proceeds from issuance of common
   stock.................................          --          --    42,480,447
  Proceeds from exercise of warrants.....          --          --     1,690,500
  Net proceeds from bank line of credit..      660,000   2,550,000    1,780,000
  Proceeds from long-term debt...........    3,000,000   6,000,000   18,000,000
  Repayments of long-term debt...........      (85,000) (1,297,574) (14,668,783)
  Payment of preferred dividends.........          --          --    (2,201,618)
  Proceeds from issuance of common stock
   under the
   Management Stock Plan.................        2,050       5,383      174,167
  Repurchase of common stock.............       (4,899)     (1,878)    (176,904)
                                           -----------  ----------  -----------
  Net cash provided by financing activi-     3,572,151   7,255,931   47,077,809
   ties..................................  -----------  ----------  -----------
Effect of exchange rate changes on cash            --          --        85,723
 and cash equivalents....................  -----------  ----------  -----------
Net (decrease) increase in cash..........     (156,625)    (59,458)   8,219,165
Cash, beginning of year..................      428,695     272,070      212,612
                                           -----------  ----------  -----------
Cash, end of year........................  $   272,070  $  212,612  $ 8,431,777
                                           ===========  ==========  ===========

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996

                    COMMON STOCK       PREFERRED STOCK     ADDITIONAL                                               TOTAL
                  ------------------  -------------------    PAID IN      DEFERRED   ACCUMULATED   TRANSLATION  STOCKHOLDERS'
                   SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL    COMPENSATION   DEFICIT     ADJUSTMENT  EQUITY (DEFICIT)
                  ---------  -------  ----------  -------  -----------  ------------ ------------  ----------- ----------------
Balance at
October 1, 1993.  2,327,827  $23,278     450,000  $ 4,500  $ 1,951,833   $      --   ($14,885,787)       --      ($12,906,176)
Issuance of
common stock
upon the
purchase of
MultiMedia
Holdings, Inc. .     54,714      547         --       --          (388)         --            --         --               159
Exchange offer
and merger......     (5,647)     (57)        --       --       (60,416)         --            --         --           (60,473)
Repurchase of
common stock
under the
Management Stock
Plan............    (33,222)    (332)        --       --          (250)         --         (4,317)       --            (4,899)
Issuance of
common stock
under the
Management Stock
Plan............    107,973    1,080         --       --           811          --            --         --             1,891
Issuance of
warrants to
purchase 71,435
shares of common
stock...........        --       --          --       --         9,907          --            --         --             9,907
Accrued
preferred stock
dividends.......        --       --          --       --           --           --       (581,997)       --          (581,997)
Net income......        --       --          --       --           --           --        292,592        --           292,592
                  ---------  -------  ----------  -------  -----------   ----------  ------------    -------     ------------
Balance at
September 30,
1994............  2,451,645   24,516     450,000    4,500    1,901,497          --    (15,179,509)       --       (13,248,996)
Repurchase of
Management Stock
Plan shares by
the company.....    (24,916)    (249)        --       --        (1,629)         --            --         --            (1,878)
Issuance of
warrants to
purchase 293,967
shares of common
stock...........        --       --          --       --        40,769          --            --         --            40,769
Issuance of
common stock
under the
Management Stock
Plan............     74,750      748         --       --         4,635          --            --         --             5,383
Accrued
preferred stock
dividends.......        --       --          --       --           --           --       (655,042)       --          (655,042)
Net income......        --       --          --       --           --           --      1,425,533        --         1,425,533
                  ---------  -------  ----------  -------  -----------   ----------  ------------    -------     ------------
Balance at
September 30,
1995............  2,501,479   25,015     450,000    4,500    1,945,272          --    (14,409,018)       --       (12,434,231)
Issuance of
common stock
under the
Management Stock
Plan............     87,210      872         --       --     1,245,295   (1,072,000)          --         --           174,167
Issuance of
warrants to
purchase 75,593
shares of common
stock...........        --       --          --       --        79,456          --            --         --            79,456
Repurchase of
common stock....    (31,091)    (311)        --       --      (176,593)         --            --         --          (176,904)
Accrued
preferred stock
dividends.......        --       --          --       --           --           --       (327,483)       --          (327,483)
Conversion of
Convertible Note
into preferred
stock...........        --       --      600,000    6,000   11,979,450          --            --         --        11,985,450
Conversion of
preferred stock
into common
stock...........  3,596,250   35,963  (1,050,000) (10,500)     (10,913)         --            --         --            14,550
Exercise of
warrants........    534,505    5,345         --       --     1,685,155          --            --         --         1,690,500
Issuance of
common stock
upon
consummation of
initial public
offering........  2,877,985   28,780         --       --    42,286,150          --            --         --        42,314,930
Issuance of
common stock
upon acquisition
of Lighthouse,
Ltd. ...........     31,821      318         --       --       999,682          --            --         --         1,000,000
Non-cash
compensation
charge..........        --       --          --       --           --     1,072,000           --         --         1,072,000
Translation
adjustment......                                                                                      85,723           85,723
Net income......        --       --          --       --           --           --      7,989,225        --         7,989,225
                  ---------  -------  ----------  -------  -----------   ----------  ------------    -------     ------------
                  9,598,159  $95,982         --   $   --   $60,032,954   $      --   ($ 6,747,276)   $85,723     $ 53,467,383
                  =========  =======  ==========  =======  ===========   ==========  ============    =======     ============

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

 Deferred Financing Fees

  Deferred financing fees are amortized over the term of the related debt. The amortization of deferred financing fees is reflected as a component of interest expense. Accumulated amortization on deferred financing fees is $505,200 and $662,656 at September 30, 1995 and 1996, respectively.

 Foreign Currency Translation

  The financial statements of foreign subsidiaries are translated into U.S. dollars at current rates as of the balance sheet date, except for revenue, costs and expenses which are translated at average current rates during each reporting period. The gains or losses resulting from translation are included as a separate component in stockholders' equity. The gains and losses resulting from foreign currency transactions are included in the Company's current results of operations. There were no transaction gains or losses in fiscal 1994 and 1995. Transaction gains or losses in fiscal 1996 were not significant.

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

  The Company acquired Decomas, Incorporated and Executive Support Systems, Inc. (collectively, "Decomas") in October, 1994 for $1.2 million and Richard Kidd Productions, Inc. in September, 1995 for $1.1 million. In addition, in August, 1995, the Company acquired a contractual relationship with a major corporation from another business communications company for $2.0 million. These transactions were financed through bank borrowings.

  In January, 1996, the Company acquired substantially all of the assets of Koors Perry & Associates, Inc. ("Koors Perry") for $4.8 million including the issuance of a promissory note of $1.5 million as partial consideration. In June, 1996 the Company acquired Lighthouse, Ltd. for $7.3 million which consisted of cash and the issuance of 31,821 shares of the Company's Common Stock having a value of approximately $1.0 million. Also in June, 1996, the Company acquired SCH International Limited ("Spectrum") for $5.1 million. In September, 1996, the Company completed its acquisition of Total Audio Visual Services ("TAVS"), a leading provider of audio visual equipment rentals, sales and related staging services, including hotel audio visual outsourcing services, for $26.6 million. Except for the promissory note and the Common Stock issuance described above, these transactions were financed through a combination of cash and bank borrowings.

  The accounting for these acquisitions is in accordance with the purchase method and, accordingly, operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective dates of acquisition.

  The acquisitions of each of Weiss/Watson, Inc. (acquired October, 1993), Decomas, Koors Perry and Spectrum provided for contingent payments for three years following the purchase based upon the achievement of certain performance goals relating to revenue, gross profit or earnings before interest, taxes, depreciation and amortization. Contingent payments are accounted for as additional purchase price as they become known. No significant contingent payments were made or accrued during fiscal 1994. During fiscal 1995 and fiscal 1996, $1.8 million and $1.4 million, respectively, were paid and/or accrued as additional consideration with respect to certain acquisitions.

                         CARIBINER INTERNATIONAL, INC.

  The following unaudited consolidated pro forma results of operations of the Company for the years ended September 30, 1995 and 1996 give effect to the following transactions as if they occurred on October 1, 1994: (i) the acquisitions of Koors Perry, Lighthouse, Ltd., Spectrum and TAVS, (ii) decreased interest expense and preferred stock dividends resulting from the repayment of substantially all outstanding bank borrowings and other long-term indebtedness of the Company from proceeds of the Initial Public Offering (see
Note 6) and (iii) the repayment with the proceeds of the Initial Public Offering of a portion of bank borrowings that would have been incurred in connection with the acquisition of TAVS as if such acquisition had occurred on October 1, 1994.

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           1995        1996
                                                        ----------- -----------
                                                             (IN MILLIONS,
                                                        EXCEPT PER SHARE DATA)
   Revenue............................................. $     182.1 $     236.6
   Income before taxes.................................         5.4        15.7
   Net income..........................................         4.8         9.7
   Pro forma net income per common share...............        0.50        1.02

  The above calculation of pro forma net income per common share assumes that approximately 9.5 million and 9.6 million shares were outstanding during 1995 and 1996, respectively.

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

                         CARIBINER INTERNATIONAL, INC.

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

                         CARIBINER INTERNATIONAL, INC.

availability of funds to $15.0 million of which $7.3 million was available for working capital, general corporate purposes and for acquisitions.

  Approximately $3.0 million of a $10.0 million Warburg loan facility (the "Warburg Term Loan"), which accrued interest at 11% per annum, was outstanding as of September 30, 1995. In addition, warrants were issued during the term that the Warburg Term Loan was outstanding (see Note 6). The $3.0 million outstanding under such loan facility, including accrued interest of $1.0 million, was repaid upon the consummation of the Initial Public Offering.

  The $12.0 million Convertible Note, which bore interest at a rate of 11.5% annually, was converted at the conversion price determined at the time of the Private Placement into 600,000 shares of Preferred Stock immediately prior to the Initial Public Offering. Such shares of Preferred Stock were immediately converted at the conversion price determined at the time of the Private Placement into 2,055,000 shares of the Company's Common Stock. No dividends had been declared or paid on the Preferred Stock before such conversion. Accrued interest of $6.3 million relating to the Convertible Note was paid to Warburg upon consummation of the Initial Public Offering.

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

                         CARIBINER INTERNATIONAL, INC.

 Management Stock Plan

  During fiscal 1993, the Company adopted the 1993 Management Stock Plan (the "Management Stock Plan"). Under the Management Stock Plan, a committee of the Board of Directors granted to employees awards of the Company's Series A non-voting common stock, par value $.01 per share.

  Prior to the Initial Public Offering in March, 1996, the Company sold common stock pursuant to the Management Stock Plan at a price lower than its fair market value and recorded non-cash compensation expense of $93,000 at such time. Upon consummation of the Initial Public Offering, all shares of non-voting common stock outstanding under the Management Stock Plan were converted into 664,450 shares of voting common stock, and such Management Stock Plan was then terminated. In addition, the Company incurred an additional non-cash compensation charge of $979,000 upon the immediate vesting of such stock in connection with the Initial Public Offering.

  Receivables of $5,020 from certain officers and employees pursuant to management stock awards in fiscal 1993 were collected in fiscal 1994.

 1996 Stock Option Plan

  Effective January 1, 1996, the Company adopted the 1996 Stock Option Plan (the "Option Plan"). The Option Plan provides that options for an aggregate of 364,000 shares of Common Stock shall be available for grant, subject to authorization by the Compensation Committee of the Board of Directors. The purchase price per share under the Option Plan is the market price of the Common Stock on the grant date. Market price on any day is the average of the high and low reported consolidated trading sales price of the Common Stock for such day. Options vest over a period of three years from the grant date. During fiscal 1996, stock options to purchase an aggregate of 179,400 shares of Common Stock were granted with a range of exercise prices of $25.69 to $40.38. Options to purchase 8,600 shares were exercisable as of September 30, 1996. There were no options exercised or cancelled during fiscal 1996. As of September 30, 1996, 184,600 options are available for future grant.

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

                         CARIBINER INTERNATIONAL, INC.

tax purposes resulted from the acquisition of certain business operations, the difference between financial reporting recovery periods and tax reporting recovery periods and the write-down of business assets for financial reporting purposes.

  Significant components of the Company's deferred tax assets and liabilities as of September 30, 1995 and September 30, 1996 are as follows:

                                                          1995         1996
                                                       -----------  -----------
Deferred tax assets:
  NOL and tax credit carryforwards.................... $ 3,422,000  $ 1,409,798
  Intangibles amortization............................     574,975      192,387
  Allowance for doubtful accounts.....................         --       127,932
  Other reserves......................................     221,513      187,241
                                                       -----------  -----------
    Total deferred tax assets.........................   4,218,488    1,917,358
  Valuation allowance.................................  (3,691,321)  (1,317,464)
                                                       -----------  -----------
    Net deferred tax assets........................... $   527,167  $   599,894
                                                       -----------  -----------
Deferred tax liabilities:
  Tax over book depreciation and amortization.........     527,167      985,409
  Other...............................................         --        24,500
                                                       -----------  -----------
    Total deferred tax liabilities.................... $   527,167  $ 1,009,909
                                                       -----------  -----------
Net deferred tax liability............................ $       --   $   410,015
                                                       ===========  ===========

  The valuation allowance represents a reduction of deferred tax assets for future tax benefits that may not be realized.

  At September 30, 1995 and 1996, the Company has net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $8.2 million and $3.2 million, respectively, that expire in the years 2001 through 2007. Approximately $3.2 million of NOL carryforwards may be subject to limitations under the change in ownership and consolidated return provisions of the Internal Revenue Code. The use of the NOL carryforwards, as adjusted, may also be limited for state and local income tax purposes. The Company has not recorded any future benefit related to the usage of the NOL carryforwards since the amount of NOL that the Company will be permitted to use to offset regular taxable income is not expected to be material.

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

  Rent expense charged to operations in fiscal 1994, fiscal 1995 and fiscal 1996, was $1.7 million, $2.0 million, and $2.7 million, respectively. Rent expense charged to operations in fiscal 1996 with respect to related parties was $0.1 million.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)The following documents are filed as part of this Annual Report on Form
10K:

   (1)The response to this portion of Item 14 is set forth in Item 8 of Part II hereof.

   (2)Financial Statement Schedules

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3)Exhibits

     See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

  (b)Reports on Form 8-K

  The Company filed the following reports on Form 8-K during the three months ended September 30, 1996:

   DATE OF FILING   ITEMS REPORTED              SUBJECT OF REPORT
   --------------   -------------- -------------------------------------------
 August 13, 1996            7      Form 8-K/A containing financial information
                                   in connection with the acquisition of
                                   Lighthouse
 August 14, 1996            7      Form 8-K/A containing financial information
                                   in connection with the acquisition of
                                   Spectrum
 September 27, 1996      2, 7      Announcing the acquisition of TAVS

  (c)Reference is made to Item 14(a)(3) above.

  (d)Reference is made to Item 14(a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 1997.
                                          CARIBINER INTERNATIONAL, INC.
                                          (Registrant)

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

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ Raymond S. Ingleby        Chairman of the Board, Chief  February 21, 1997
____________________________________   Executive Officer and
         Raymond S. Ingleby            Director (Principal
                                       Executive Officer)

        /s/ Arthur F. Dignam         Executive Vice President,     February 21, 1997
____________________________________   Chief Financial and
          Arthur F. Dignam             Administrative Officer
                                       (Principal Financial and
                                       Accounting Officer)

         /s/ Errol M. Cook           Director                      February 21, 1997
____________________________________
           Errol M. Cook

        /s/ Bryan D. Langton         Director                      February 21, 1997
____________________________________
          Bryan D. Langton

         /s/ Sidney Lapidus          Director                      February 21, 1997
____________________________________
           Sidney Lapidus

       /s/ David E. Libowitz         Director                      February 21, 1997
____________________________________
         David E. Libowitz

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