Form 10-Q
period 1997-03-31
CARIBINER INTERNATIONAL INC
filed 1997-05-14
CIK 1005015

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

COMMISSION FILE NUMBER:   1-14234


                         Caribiner International, Inc.
                       -------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                            13-3466655
----------------------------------------       ------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)


  16 West 61st Street, New York, NY                   10023
----------------------------------------         ----------------
(Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code:  (212) 541-5300
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


                    Yes  [X]               No  [   ]


The registrant had 11,556,111 shares of Common Stock (par value $0.01 per share) outstanding as of May 2, 1997.

                                     INDEX
                                     -----

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

                 Review Report of Independent Accountants..............  2

                 Consolidated Balance Sheets as of September 30, 1996
                  and March 31, 1997...................................  3

                 Consolidated Statements of Operations for
                  the three months ended March 31, 1996 and 1997.......  4

                 Consolidated Statements of  Operations for
                  the six months ended March 31, 1996 and 1997.........  5

                 Consolidated Statements of Cash Flows for
                  the six months ended March 31, 1996 and 1997.........  6

                 Consolidated Statement of Changes in Stockholders'
                  Equity for the six months ended March 31, 1997.......  7

                 Notes to Consolidated Financial Statements............  8

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................. 12

PART II. OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders... 17

        Item 6.  Exhibits and Reports on Form 8-K...................... 18

SIGNATURES............................................................. 20

Review Report of Independent Accountants

Stockholders and Board of Directors
Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of March 31, 1997, and the related consolidated statements of operations for the three months and six months ended March 31, 1996 and 1997, the consolidated statement of changes in stockholders' equity for the six months ended March 31, 1997 and the consolidated statements of cash flows for the six months ended March 31, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Caribiner International, Inc. as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated December 6, 1996, except for Note 15 as to which the date is December 20, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         /s/ Ernst & Young LLP


New York, New York
May 2, 1997

                         CARIBINER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS



                                          September 30,     March 31,
                                               1996            1997
                 ASSETS                      (Note 1)      (unaudited)
                 ------                   -------------   ---------------
CURRENT ASSETS:

Cash and cash equivalents                  $  8,431,777    $ 28,694,113
Trade accounts receivable - net
  of allowance for doubtful
  accounts of $304,860 and
  $331,956 at September 30, 1996
  and March 31, 1997, respectively           36,201,774      66,258,547
Deferred charges                              8,989,410      13,454,601
Prepaid expenses and other current
 assets                                       3,394,951       6,222,146
                                           ------------    ------------
    TOTAL CURRENT ASSETS                     57,017,912     114,629,407

Property and equipment - net                 21,954,660      32,062,094
Goodwill - net                               46,681,520      80,407,237
Other intangibles - net                         267,602         132,898
Other assets                                    399,696       2,179,986
                                           ------------    ------------
    TOTAL ASSETS                           $126,321,390    $229,411,622
                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

Bank line of credit                        $  6,000,000   $         --
Current portion of long-term debt               648,696       1,117,127
Trade accounts payable                        7,529,536      11,756,533
Accrued expenses and other current
 liabilities                                 11,070,856      23,086,617
Accrued production costs                     11,355,416      13,039,218
Deferred income                              13,334,965      21,686,031
                                           ------------    ------------
    TOTAL CURRENT LIABILITIES                49,939,469      70,685,526

Long-term debt                               16,189,922       1,962,523
Deferred income                               5,007,183       8,921,758
Other liabilities                             1,717,433       1,726,116
                                           ------------    ------------
    TOTAL LIABILITIES                        72,854,007      83,295,923

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value:
  2,000,000 shares authorized, none
  issued and outstanding at
  September 30, 1996 and March 31,
  1997, respectively                               --               --
Common stock, $0.01 par value:
  40,000,000 voting shares
  authorized, 9,598,159 and
  11,516,176 shares issued and
  outstanding at September 30, 1996
  and March 31, 1997, respectively               95,982         115,162
Additional paid-in capital                   60,032,954     147,969,037
Translation adjustment                           85,723         321,352
Accumulated deficit                          (6,747,276)     (2,289,852)
                                           ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY               53,467,383     146,115,699
                                           ------------    ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $126,321,390    $229,411,622
                                           ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                  (UNAUDITED)


                                                  March 31,
                                              1996          1997
                                           -----------   -----------
Service revenue                            $31,219,805   $45,283,955
Rental revenue                                      --    32,151,645
                                          ------------   -----------
Total revenue                               31,219,805    77,435,600
Cost of service revenue                     21,030,289    31,299,618
Cost of rental revenue                              --    20,051,328
                                           -----------   -----------
Total cost of revenue                       21,030,289    51,350,946
                                           -----------   -----------
Gross profit                                10,189,516    26,084,654

Operating expenses:
     Selling, general and
      administrative expenses                6,915,616    16,831,150
     Non-cash compensation expense             979,000            --
     Depreciation and amortization             718,406     2,350,548
                                           -----------   -----------
Total operating expenses                     8,613,022    19,181,698
                                           -----------   -----------
Operating income                             1,576,494     6,902,956

Interest expense with related parties          517,497            --
Other interest  expense, net                   255,877       575,544
                                           -----------   -----------
Income before taxes                            803,120     6,327,412

Provision for taxes                            159,767     2,606,516
                                           -----------   -----------
Net income                                 $   643,353   $ 3,720,896
                                           ===========   ===========

Earnings per common share                        $0.11         $0.36
                                           ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                                  (UNAUDITED)

                                                   March 31,
                                              1996           1997
                                           -----------   ------------

Service revenue                            $51,627,172   $ 83,590,469
Rental revenue                                      --     46,503,635
                                          ------------   ------------
Total revenue                               51,627,172    130,094,104
Cost of service revenue                     34,370,868     57,716,050
Cost of rental revenue                              --     28,462,936
                                           -----------   ------------
Total cost of revenue                       34,370,868     86,178,986
                                           -----------   ------------
Gross profit                                17,256,304     43,915,118

Operating expenses:
     Selling, general and
      administrative expenses               13,371,610     31,186,981
     Non-cash compensation expense           1,072,000             --
     Depreciation and amortization           1,322,542      4,054,807
                                           -----------   ------------
Total operating expenses                    15,766,152     35,241,788
                                           -----------   ------------
Operating income                             1,490,152      8,673,330

Interest expense with related parties        1,199,281             --
Other interest  expense, net                   668,167      1,118,374
                                           -----------   ------------
Income (loss) before taxes                    (377,296)     7,554,956

Provision (benefit) for taxes                 (124,508)     3,097,534
                                           -----------   ------------
Net income (loss)                          $  (252,788)  $  4,457,422
                                           ============  ============
Earnings per common share                        $0.05          $0.45
                                           ===========   ============

See accompanying notes to the unaudited consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                  (UNAUDITED)

                                                                      March 31,
                                                            1996                       1997
                                                      ---------------             ---------------
Cash flows from operating activities:
  Net income (loss)                                    $    (252,788)                $  4,457,422

  Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
    Depreciation and amortization                          1,322,542                    4,944,255
    Non-cash compensation                                  1,072,000                          --

  Change in assets and liabilities:
    (Increase) in trade accounts receivable               (6,511,247)                 (19,478,384)
    (Increase) in deferred charges                        (7,078,405)                  (4,053,567)
    (Increase) in prepaid expenses and
      other current assets                                  (924,066)                    (784,708)
    Decrease (increase) in other assets                      111,400                   (1,774,434)
    (Decrease) in trade accounts payable                    (573,714)                    (771,372)
    Increase in deferred income                           12,750,180                   11,468,433
    Increase in accrued expenses and other
      liabilities                                          3,895,440                    5,066,352
    (Decrease) in accrued interest payable                (7,250,375)                         --
                                                         -----------                -------------
  Net cash (used in) operating activities                 (3,439,033)                    (926,003)
                                                         -----------                -------------

Cash flow used in investing activities:
    Purchase of property and equipment                    (1,008,811)                  (4,951,870)
    Acquisition of intangibles and
     businesses, net of cash acquired                     (3,182,906)                 (39,615,941)
                                                         -----------                -------------
  Net cash used in investing activities                   (4,191,717)                 (44,567,811)
                                                         -----------                -------------

Cash flow provided by financing activities:
    Net proceeds from issuance of common stock            44,137,922                   86,674,478
    Proceeds from exercise of warrants                     1,690,500                          --
    Repayments of long-term debt                         (14,590,994)                 (73,578,051)
    Net (repayments) of bank line of credit               (4,220,000)                  (6,000,000)
    Proceeds from long-term debt                           3,000,000                   58,500,000
    Payment of preferred stock dividends                  (2,201,618)                        --
    Proceeds from issuance of common stock
     under the Management Stock Plan                         174,167                         --
    Repurchase of common stock                              (176,904)                        --
                                                         -----------                -------------
  Net cash provided by financing activities               27,813,073                   65,596,427
                                                         -----------                -------------

Translation effect on cash and cash equivalents                 --                        159,723

Net increase in cash                                      20,182,323                   20,262,336
Cash, beginning of period                                    212,612                    8,431,777
                                                         -----------                -------------
Cash, end of period                                      $20,394,935                $  28,694,113
                                                         ===========                =============
Supplemental disclosure of cash flow information:
       Interest paid                                     $ 7,844,344                $   1,032,640
                                                         ===========                =============
       Income taxes paid                                 $   689,135                $   1,959,300
                                                         ===========                =============

See accompanying notes to the unaudited consolidated financial statements.


                                                   CARIBINER INTERNATIONAL, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED MARCH 31, 1997
                                                            (UNAUDITED)


                                       Common Stock                                                                     Total
                              ---------------------------------        Additional      Accumulated     Translation   Stockholders'
                                  Shares             Amount          Paid in Capital     Deficit        Adjustment      Equity
                              -------------        ------------     ----------------  -------------    -----------   --------------
Balance at September
 30, 1996                     9,598,159             $    95,982     $ 60,032,954      $  (6,747,276)    $   85,723     $ 53,467,383

Issuance of common stock
 under non-employee directors'
 stock plan                         782                       8           24,925                 --           --             24,933

Issuance of common stock
 upon acquisition of Rome
 Network, Inc.                  15,495                     155          749,803                 --           --            749,958

Issuance of common stock
 upon acquisition of
 Blumberg Communications,
 Inc.                            29,940                     299        1,388,168                 --           --          1,388,467

Issuance of common stock
 upon offering                1,871,800                  18,718       85,773,187                 --           --         85,791,905

Translation adjustment               --                      --               --                 --      235,629            235,629

Net income                           --                      --               --          4,457,424           --          4,457,424
                             ----------             -----------     ------------      -------------   ----------       ------------
Balance at March 31, 1997    11,516,176             $   115,162     $147,969,037      $  (2,289,852)  $  321,352       $146,115,699
                             ==========             ===========     ============      =============   ==========       ============

See accompanying notes to the unaudited consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

   The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending September 30, 1997.

   The balance sheet at September 30, 1996 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   Certain reclassifications have been made to the September 30, 1996 consolidated balance sheet and to the consolidated statements of operations for the six months ended March 31, 1997 to conform to the current period's classifications.

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

   Cost of rental revenue is comprised principally of direct labor costs, commissions, equipment rentals and depreciation.

3. BUSINESS ACQUISITIONS

   In December, 1996, the Company acquired all of the outstanding common stock of Rome Network, Inc. ("Rome"), a regional producer of meetings and events headquartered in San Francisco, for aggregate consideration of $3.2 million, which consisted of approximately $2.4 million in cash and the issuance of 15,495 shares of the Company's common stock having a value of approximately $0.8 million.

   In January, 1997, the Company acquired Video Supply Company, Inc. d/b/a Projexions Video Supply and Projections/Video Supply Company (together, "Projexions"), a provider of audio visual equipment rentals and related staging services in the southeastern U.S., for approximately $13.6 million (subject to certain adjustments) in cash and $1.4 million in the repayment of certain indebtedness.

   In January, 1997, the Company completed the acquisition of all of the outstanding capital stock of Blumberg Communications Inc. ("Blumberg"), a provider of audio visual equipment rentals, sales and related staging services, including hotel audio visual outsourcing services, in the upper midwest and southern U.S. The Company paid aggregate consideration of $18.0 million (subject to certain adjustments), which consisted of approximately $16.6 million in cash and the issuance of 29,940 shares of the Company's common stock having a value of approximately $1.4 million. In addition, the Company repaid $3.9 million in outstanding indebtedness of Blumberg at closing.

   The cash components of the transactions described above were financed by additional drawings on one of the Company's credit facilities.

   On April 30, 1997, the Company completed the acquisition of D&D Enterprises, Inc. d/b/a/ Show Solutions ("Show Solutions"), a provider of staging and show services based in Atlanta, for aggregate consideration of approximately $11.4 million (subject to certain adjustments), which consisted of $8.4 million in cash paid at closing, $1.0 million placed in escrow to be paid at a later date upon the satisfaction of certain terms and conditions and the issuance of 38,180 shares of the Company's common stock having a value of approximately $2.0 million. In addition, the Company repaid approximately $0.6 million in outstanding indebtedness of Show Solutions. The cash components of this transaction were paid from the Company's cash on hand.

   On May 1, 1997, the Company completed the acquisition of Wavelength Corporate Communications Pty Limited, a provider of business communications services in Australia and New Zealand, for consideration of approximately $1.9 million in cash and the issuance of 1,499 shares of the Company's common stock having a value of approximately $78,200. The cash component of the purchase price was financed by a drawing on one of the Company's credit facilities.

   The following unaudited consolidated pro forma results of operations of the Company for the six months ended March 31, 1996 and 1997 give effect to the following transactions as if they occurred on October 1, 1995: (i) the acquisitions of Koors Perry & Associates, Inc. ("Koors Perry"), Lighthouse, Ltd. ("Lighthouse"), SCH International Limited ("Spectrum"), Total Audio Visual Services ("TAVS"), Projexions and Blumberg, (ii) decreased interest expense and preferred stock dividends resulting from the repayment of substantially all outstanding bank borrowings and other long-term indebtedness of the Company from proceeds of the initial public offering of common stock, which was consummated on March 15, 1996 and (iii) the repayment with the proceeds of the initial public offering of a portion of bank borrowings that would have been incurred in connection with the acquisitions of Koors Perry, Lighthouse, Spectrum and TAVS as if such acquisitions had occurred on October 1, 1995. The effect of the acquisition of Rome on the Company's results of operations for the six months ended March 31, 1996 and 1997 is insignificant.

                                            Six Months Ended
                                               March 31,
                                        1996               1997
                                --------------------------------------
                                  (in millions, except per share data)
       Revenue                               $135.9             $154.8
       Income before taxes                      3.6                6.0
       Net income                               2.2                3.5
       Pro forma net income per
         common share                           0.23               0.35

   The above calculation of pro forma net income per common share assumes that approximately 9.6 million and 10.0 million shares were outstanding during the six months ended March 31, 1996 and 1997, respectively.

   The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions described above been made on October 1, 1995 or of results which may occur for any future period.

4. STOCK OFFERING

   In March, 1997, the Company consummated an offering of 2,052,500 shares of its common stock, which included the sale of 1,871,800 shares of common stock by the Company for $48.875 per share. The Company received net proceeds of approximately $85.8 million after deducting underwriting discounts and expenses. Proceeds of approximately $64.5 million were used to repay all then outstanding bank borrowings. The remaining net proceeds are available to make acquisitions, fund working capital needs and for general corporate purposes.

5. EARNINGS PER COMMON SHARE

   The weighted average number of shares of common stock outstanding during the three and six months ended March 31, 1996 is 7,220,901 and 6,918,810, respectively. The weighted average number of shares of common stock outstanding during the three and six months ended March 31, 1997 is 10,375,429 and 10,000,136, respectively.

   Earnings per common share for the three and six months ended March 31, 1996 has been computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma earnings per share reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued under the 1993 Management Stock Plan and warrants to purchase common stock issued at prices below the initial public offering price per share during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 (registration no. 33-80481) have also been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for the period ended March 31, 1996.

   Of the net proceeds from the sale of shares of common stock offered by the Company in its public offering completed in March, 1997, approximately $64.5 million were used to repay aggregate outstanding bank borrowings. Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $64.5 million, and assuming that such indebtedness had been repaid as of October 1, 1996, supplementary pro forma net income per share would have been $0.39 and $0.52 for the three months and six months ended March 31, 1997, respectively. For purposes of this computation, the weighted average number of shares of common stock outstanding during the three months and six months ended March 31, 1997 is 10,899,567 and 11,128,634 respectively.

   Of the net proceeds from the sale of shares of common stock offered by the Company in the initial public offering completed in March, 1996, approximately $25.6 million were used to repay aggregate bank borrowings and other long-term indebtedness, including accrued interest and preferred stock dividends. Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $25.6 million, and assuming that such indebtedness had been repaid as of October 1, 1995, supplementary pro forma net income per share would have been $0.13 for the three months and six months ended March 31, 1996. For purposes of this computation, the weighted average number of shares of common stock outstanding during the three months and six months ended March 31, 1996 is 8,237,270.

6. STOCK SPLIT

   The Company has declared a 2-for-1 split of its common stock to be effected by paying a stock dividend of one new share for every share of the Company's common stock outstanding. The stock dividend is payable June 20, 1997 to stockholders of record on May 30, 1997. The accompanying consolidated financial statements, including the earnings per common share calculation, have not been restated to reflect such stock split.

                         CARIBINER INTERNATIONAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Six Months Ended March 31, 1997 Compared to
  Six Months Ended March 31, 1996

Revenue. Revenue increased $78.5 million, or 152%, from $51.6 million in the six months ended March 31, 1996 to $130.1 million in the six months ended March 31, 1997. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies. Approximately 59% of the increase represented revenue from the rental of audio visual equipment through the Company's Total Audio Visual Services ("TAVS") division, which now includes the results of the recently acquired companies, Video Supply Company, Inc. d/b/a Projexions Video Supply and Projections/Video Supply Company (together "Projexions") and Blumberg Communications, Inc. ("Blumberg"). Increases in service revenue from clients in the telecommunications, automotive and information technologies industries accounted for 28% of the total revenue growth. The remainder of the increase in revenue was derived from clients in several other industries.

Gross profit. The total gross profit increased $26.7 million, or 154%, from $17.3 million in the six months ended March 31, 1996 to $43.9 million in the same period of 1997, primarily as a result of the revenue growth described above. As a percentage of service revenue, gross profit decreased to 31.0% in the six month period ended March 31, 1997 from 33.4% in the prior comparable period due primarily to project mix and a greater level of production requirements. Gross profit as a percentage of rental revenue was 38.8%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $17.8 million, or 133%, from $13.4 million in the six month period ended March 31, 1996 to $31.2 million in the six month period ended March 31, 1997. The increase was due primarily to acquisitions and to support other revenue growth, as well as to normal inflationary increases. Salaries and related costs increased $11.4 million from increased personnel resulting from acquisitions and to support the Company's overall significant growth, as well as normal inflationary increases. Other general and administrative expenses, including rent and related costs, telephone, postage and other office supplies, as well as insurance costs, increased $4.7 million due to acquisitions and to support the revenue growth. Direct selling expenses such as travel, marketing and training, and other costs related to obtaining business increased $1.7 million. Selling, general and administrative expenses as a percentage of revenue declined from 25.9% in the six months ended March 31, 1996 to 24.0% in the six months ended March 31, 1997 as revenue increased more rapidly than such expenses. The $1.1 million nonrecurring, non-cash compensation charge during the six months ended March 31, 1996 was the result of the vesting of common stock sold pursuant to the Company's management stock plan at a price lower than its fair market value. Excluding the effect of the nonrecurring non-cash compensation charge of $1.1 million, pro forma net income per common share would have been $0.16 for the six months ended March 31, 1996.

Depreciation and amortization. Depreciation and amortization expense for the six months ended March 31, 1997 was $4.1 million, an increase of $2.8 million as compared to $1.3 million for the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $1.8 million. Amortization expense increased $0.9 million resulting primarily from goodwill arising from acquisitions.

Interest expense. Interest expense with related parties decreased $1.2 million due to the repayment and conversion of debt as of March 16, 1996 in connection with the Company's initial public offering. Other interest expense, net increased primarily due to higher average borrowings to finance acquisitions and increased working capital requirements.

Income (loss) before taxes. Income (loss) before taxes increased to $7.6 million in the six months ended March 31, 1997 from a loss of $0.4 million in the six months ended March 31, 1996.

Provision (benefit) for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. For the six months ended March 31, 1996, there was a loss before taxes and, accordingly, an assumed benefit has been reflected. The provision (benefit) for taxes as a percentage of income before taxes was 33% and 41% for the six months ended March 31, 1996 and 1997, respectively. The increase in the effective tax rate is due primarily to income before tax in excess of the utilization of available net operating loss carry forwards which are not subject to limitations.

Net income (loss). Net income was $4.5 million in the six months ended March 31, 1997 compared to a net loss of $0.3 million in the six months ended March 31, 1996. Earnings per common share for the six months ended March 31, 1997 increased to $0.45 from a pro forma net income per share of $0.05 for the comparable period in fiscal 1996. The earnings per share for the six months ended March 31, 1996 was computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the consummation of the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma earnings per share computation reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends.


Three Months Ended March 31, 1997 Compared to
  Three Months Ended March 31, 1996

Revenue. Revenue increased $46.2 million, or 148%, from $31.2 million in the three months ended March 31, 1996 to $77.4 million in the three months ended March 31, 1997. Through a combination of internal growth and acquisitions the Company increased its revenues from clients across a broad range of industries. Approximately 70% of the increase represented revenue from the rental of audio visual equipment through the

Company's TAVS division, which now includes the results of the recently acquired companies, Projexions and Blumberg. Increases in service revenue from clients in the automotive, information technology and telecommunications industries accounted for 23% of the total revenue growth. The remainder of the increase in revenue was derived from clients in several other industries.

Gross profit. The total gross profit increased $15.9 million, or 156%, from $10.2 million in the three months ended March 31, 1996 to $26.1 million in the three months ended March 31, 1997 as a result of the revenue growth described above. Gross profit as a percentage of service revenue decreased to 30.9% for the three months ended March 31, 1997 from 32.6% for the comparable period in fiscal 1996 due primarily to project mix and a greater level of production requirements. Gross profit as a percentage of rental revenue was 37.6% for the three months ended March 31, 1997.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.9 million, or 143%, from $6.9 million in the three months ended March 31, 1996 to $16.8 million in the three months ended March 31, 1997. Salaries and related costs increased $6.2 million primarily from increased personnel resulting from acquisitions and to support the Company's overall growth, as well as normal annual inflationary increases.
Other general and administrative expenses, including rent and related expenses, telephone, office supplies and insurance costs increased $2.4 million due to acquisitions and to support the overall significant growth of the Company. Direct selling expenses, including travel, marketing and other costs related to obtaining business, increased $1.3 million. Selling, general and administrative expenses as a percentage of revenue declined from 22.2% in the three months ended March 31, 1996 to 21.7% in the three months ended March 31, 1997 as revenue increased more rapidly than such expenses. During the three months ended March 31, 1996, the Company also recorded a non-recurring non-cash compensation expense of $1.0 million resulting from the vesting of common stock sold pursuant to the management stock plan at a price lower than its fair value. Excluding the nonrecurring non-cash compensation charge of $1.0 million, pro forma net income per common share would have been $0.21 for the three months ended March 31, 1996.

Depreciation and amortization. Depreciation and amortization expense increased $1.7 million from $0.7 million in the three months ended March 31, 1996 to $2.4 million in the three months ended March 31, 1997. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $1.0 million in the three months ended March 31, 1997. Amortization expense increased $0.6 million resulting primarily from goodwill arising from acquisitions.

Interest expense. Interest expense with related parties decreased due to the repayment and conversion of debt as of March 15, 1996 in connection with the Company's initial public offering of its common stock, which was completed on such date. Other interest expense, net, increased $0.3 million due to increased borrowings incurred in connection with the consummation of acquisitions.

Income before taxes. Income before taxes increased from $0.8 million in the three months ended March 31, 1996 to $6.3 million in the three months ended March 31, 1997 as revenue growth from acquired businesses as well as internal growth contributed to the improved earnings of the Company.

Provision for taxes. The provision for taxes reflects an allocation based on the full year anticipated tax provision. The provision for taxes as a percentage of income before taxes was 20.0% and 41.2% for the three months ended March 31, 1996 and 1997, respectively. The increase in the effective tax rate is due primarily to income before tax in excess of the utilization of available net operating loss carry forwards which are not subject to limitations.

Net income. Net income increased to $3.7 million in the three months ended March 31, 1997 from $0.6 million in the three months ended March 31, 1996. Earnings per common share for the three months ended March 31, 1997 increased to $0.36 from a pro forma net income per share of $0.11 for the comparable period in fiscal 1996. The net income per share for the three months ended March 31, 1996 was computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the consummation of the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma income per share computation reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends.


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

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the six months ended March 31, 1996 and 1997:

                                       Six Months Ended March 31,
                                          1996           1997
                                     -------------   --------------
Net cash provided by (used in):

     Operating activities              $(3,439,033)   $   (926,003)
     Investing activities               (4,191,717)    (44,567,811)
     Financing activities               27,813,073      65,596,427

For the six months ended March 31, 1997, $0.9 million was used in operating activities. The net income adjusted for depreciation and amortization provided $9.4 million. The net change in working capital used $10.3 million, with an increase in deferred income and accrued expenses and other liabilities, which was more than offset by increases in trade accounts receivable, deferred charges, prepaid expenses and other assets, and a decrease in trade accounts payable. Investing activities required $44.6 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $65.6 million in the six months ended March 31, 1997, of which $86.7 million of net proceeds were received during the period from the issuance of common stock and $58.5 million was provided by drawings under the Company's Reducing Revolver, offset by repayments of $79.6 million on each of the 1996 Facilities.

For the six months ended March 31, 1996, $3.4 million was used in operating activities. The net loss adjusted for depreciation and amortization and the non-cash compensation charge of $1.0 million provided $2.1 million. The net change in working capital used $5.6 million, with increases in deferred income and accrued expenses and other liabilities more than offset by increases in accounts receivable, deferred charges and a decrease in accrued interest. Investing activities required $4.2 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $27.8 million in the six month period ended March 31, 1996, of which an aggregate of $46.0 million of net proceeds were received during the period from the issuance of common stock and the exercise of warrants to purchase common stock and $3.0 million was provided by the Term Loan, offset by $21.0 million used to repay all outstanding bank borrowings and substantially all other long-term indebtedness (including accrued interest), and pay all accrued preferred stock dividends. In addition, $0.2 million was used to repurchase common stock during the period.

Capital expenditures were $1.0 million and $5.0 million during the six months ended March 31, 1996 and 1997, respectively, with the purchase of additional personal computers and expanded capabilities for the computer system accounting for the largest areas of expenditure.

                                    PART II
                                    -------
OTHER INFORMATION
-----------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        (a)  Annual Meeting of Stockholders
             Date held:  May 6, 1997

        (b)  Directors elected:

             Errol M. Cook
             Raymond S. Ingleby
             Bryan D. Langton
             Sidney Lapidus
             David E. Libowitz
             C. Anthony Wainwright
        (c)  Matters Voted Upon:

             1. Election of Directors

Nominee                    Votes For      Votes Withheld
-------                    ---------      --------------
Errol M. Cook              9,607,789          41,381
Raymond S. Ingleby         9,607,789          41,381
Bryan D. Langton           9,610,989          38,181
Sidney Lapidus             9,607,789          41,381
David E. Libowitz          9,607,789          41,381
C. Anthony Wainwright      9,610,989          38,181

           2. Approval of Appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending September 30, 1997

              Votes for:          9,648,570
              Votes against:            400
              Votes abstaining:         200

      (d)  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (A)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:
              -----------------------------------------------

          2.1  Agreement of Purchase and Sale of Stock, dated December 19, 1996, by and among Caribiner International, Inc. (the
               "Company"), Blumberg Communications, Inc. and each of the Stockholders listed on Schedule A thereto (schedules omitted -- the Company agrees to furnish a copy of any Schedule to the Commission upon request) (filed as Exhibit
               2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 12, 1997 and incorporated herein by reference).
          2.2  Agreement of Purchase and Sale of Assets, dated January 8, 1997, by and among the Company, Video Supply Company,
               Inc., Projections/Video Supply Company and Robert Haney (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
               filed with the Commission on January 24, 1997 and incorporated herein by reference).
          3.1  Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
               three months ended March 31, 1996 and incorporated herein by reference).
          3.2  Second Amended and Restated By-Laws (filed as Exhibit 3.2 (b) to the Company's Registration Statement on Form S-1
               (Registration No. 33-80481) and incorporated herein by reference.
         11.1  Computation of Earnings Per Common Share for the three months ended March 31, 1996 and 1997
         11.2  Computation of Earnings Per Common Share for the six months ended March 31, 1996 and 1997
         27.1  Financial Data Schedule

(B)    REPORTS ON FORM 8-K:
       --------------------

       The Company filed the following reports on Form 8-K during the three months ended March 31, 1997:

Date of Filing               Items Reported           Subject of Report
---------------------------  --------------  -----------------------------------
January 24, 1997                   2         Announcing the acquisition of
                                             substantially all of the assets of
                                             Video Supply Company, Inc. d/b/a
                                             Projexions Video Supply and
                                             Projections/Video Supply Company
February 12, 1997                  2         Announcing the completion of the
                                             acquisition of all of the
                                             outstanding capital stock of
                                             Blumberg Communications, Inc.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CARIBINER INTERNATIONAL, INC.
                                 (Registrant)

Date: May 13, 1997               By:    /s/ Raymond S. Ingleby
                                      ------------------------
                                      Raymond S. Ingleby
                                      Chairman of the Board and
                                      Chief Executive Officer

                                 By:    /s/ Arthur F. Dignam
                                      ----------------------
                                      Arthur F. Dignam
                                      Executive Vice President and
                                      Chief Financial and Administrative Officer
                                      (Principal Financial Officer and
                                      Chief Accounting Officer)

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

  2.2 Agreement of Purchase and Sale of Assets, dated January 8, 1997, by and among the Company, Video Supply Company, Inc., Projections/Video Supply
        Company and Robert Haney (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as
        Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the
        Commission on January 24, 1997 and incorporated herein by reference).

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

  11.1  Computation of Earnings Per Common Share for the three months ended
        March 31, 1996 and 1997

  11.2  Computation of Earnings Per Common Share for the six months ended March
        31, 1996 and 1997

  27.1  Financial Data Schedule