Form 10-Q
period 1997-06-30
CARIBINER INTERNATIONAL INC
filed 1997-08-14
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

COMMISSION FILE NUMBER:   1-14234

                          Caribiner International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    13-3466655
     -------------------------------                     ----------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

    16 West 61st Street, New York, NY                         10023
  -------------------------------------                     -------
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

                                 Yes [X]  No [ ]

The registrant had 23,417,152 shares of Common Stock (par value $0.01 per share) outstanding as of August 4, 1997.

                                    INDEX

PART I. Financial Information

        Item 1.  Financial Statements (Unaudited)

                 Review Report of Independent Accountants.........................................  2

                 Consolidated Balance Sheets as of
                 September 30, 1996 and June 30, 1997.............................................  3

                 Consolidated Statements of Operations for
                 the nine months ended June 30, 1996 and 1997.....................................  4

                 Consolidated Statements of Operations for
                 the three months ended June 30, 1996 and 1997....................................  5

                 Consolidated Statements of Cash Flows for
                 the nine months ended June 30, 1996 and 1997.....................................  6

                 Consolidated Statement of Changes in Stockholders' Equity for the nine months ended June 30, 1997..............................................................  8

                 Notes to Consolidated Financial Statements.......................................  9

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................................... 15

PART II.Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders.............................. 20

        Item 6.  Exhibits and Reports on Form 8-K................................................. 21

SIGNATURES.......................................................................................  23

Review Report of Independent Accountants

Stockholders and Board of Directors
Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of June 30, 1997, and the related consolidated statements of operations for the three months and nine months ended June 30, 1996 and 1997, the consolidated statement of changes in stockholders' equity for the nine months ended June 30, 1997 and the consolidated statements of cash flows for the nine months ended June 30, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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

                                              /s/ Ernst & Young LLP

New York, New York
August 4, 1997

                        Caribiner International, Inc.
                         Consolidated Balance Sheets

                                                                             September 30,               June 30,
ASSETS                                                                           1996                      1997
                                                                               (Note 1)                (unaudited)
                                                                           ------------------        -----------------
Current Assets:
Cash and cash equivalents                                                       $ 8,431,777          $    22,868,916
Trade accounts receivable - net of allowance for doubtful
   accounts of $304,860 and $585,817 at September 30, 1996
   and June 30, 1997, respectively                                               36,201,774               73,883,003
Deferred charges                                                                  8,989,410               11,217,691
Prepaid expenses and other current assets                                         3,394,951               10,979,580
                                                                           ------------------        -----------------
           Total Current Assets                                                  57,017,912              118,949,190

Property and equipment - net                                                     21,954,660               33,814,861
Goodwill - net                                                                   46,949,122              123,181,459
Other assets                                                                        399,696                3,257,089
                                                                           ------------------        -----------------
           TOTAL ASSETS                                                       $ 126,321,390          $   279,202,599
                                                                           ==================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Bank line of credit                                                             $ 6,000,000          $     4,000,000
Current portion of long-term debt                                                   648,696                1,310,325
Trade accounts payable                                                            7,529,536               12,802,846
Accrued expenses and other current liabilities                                    8,846,491               23,070,266
Accrued production costs                                                         11,355,416               13,005,339
Taxes payable                                                                     2,224,365                5,028,428
Payable to sellers of SCH International Limited (Note 3)                                 --                8,847,290
Deferred income                                                                  13,334,965               18,138,037
                                                                           ------------------        -----------------
           Total Current Liabilities                                             49,939,469               86,202,531

Long-term debt                                                                   16,189,922               24,720,324
Deferred income                                                                   5,007,183                7,341,217
Other liabilities                                                                 1,717,433                1,479,293
                                                                           ------------------        -----------------
           TOTAL LIABILITIES                                                     72,854,007              119,743,365

Stockholders' Equity:

Preferred stock, $0.01 par value:


   2,000,000 shares authorized, none issued and outstanding at
   September 30, 1996 and June 30, 1997, respectively                                    --                       --
     Common stock, $0.01 par value:
   40,000,000 voting shares authorized, 19,196,318 and 23,207,018
   shares issued and outstanding at September 30, 1996 and June 30,                 191,963                  232,071
   1997, respectively

Additional paid-in capital                                                       59,936,973              153,073,874
Translation adjustment                                                               85,723                  430,185
Retained earnings (deficit)                                                      (6,747,276)               5,723,104
                                                                           ------------------        -----------------
           TOTAL STOCKHOLDERS' EQUITY                                            53,467,383              159,459,234
                                                                           ------------------        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 126,321,390          $   279,202,599
                                                                           ==================        =================

See accompanying notes to the unaudited consolidated financial statements.

                        Caribiner International, Inc.
                    Consolidated Statements of Operations
                          For the Nine Months Ended
                                 (unaudited)


                                                                         June 30,
                                                                 1996                1997
                                                           -----------------  -------------------
Service revenue                                               $ 99,776,939    $    151,447,999
Rental revenue                                                          --          81,845,053
                                                           -----------------  -------------------

Total revenue                                                   99,776,939         233,293,052

Cost of service revenue                                         66,945,123         102,362,469
Cost of rental revenue                                                   --         51,638,773
                                                           -----------------  -------------------

Total cost of revenue                                           66,945,123         154,001,242
                                                           -----------------  -------------------

Gross profit                                                    32,831,816          79,291,810

Operating expenses:

    Selling, general and administrative expenses                21,574,964          50,079,139
    Non-cash compensation expense                                1,072,000                 --
    Depreciation and amortization                                2,138,746           6,869,644
                                                           -----------------  -------------------
Total operating expenses                                        24,785,710          56,948,783
                                                           -----------------  -------------------

Operating income                                                 8,046,106          22,343,027

Interest expense with related parties                            1,199,281                  --
Other interest  expense, net                                       453,436           1,206,789
                                                           -----------------  -------------------

Income before taxes                                              6,393,389          21,136,238

Provision for taxes                                              2,237,686           8,665,858
                                                           -----------------  -------------------

Net income                                                     $ 4,155,703        $ 12,470,380
                                                           =================  ===================


Earnings per common share                                      $      0.31        $       0.59

                                                           =================  ===================

See accompanying notes to the unaudited consolidated financial statements.

                        Caribiner International, Inc.
                    Consolidated Statements of Operations
                          For the Three Months Ended
                                 (unaudited)

                                                                         June 30,
                                                                 1996                1997
                                                           -----------------   ------------------
Service revenue                                               $ 48,149,767        $ 67,487,040
Rental revenue                                                          --          36,090,117
                                                           -----------------   ------------------

Total revenue                                                   48,149,767         103,577,157

Cost of service revenue                                         32,574,255          45,024,627
Cost of rental revenue                                                  --          23,175,837

                                                           -----------------   ------------------

Total cost of revenue                                           32,574,255          68,200,464
                                                           -----------------   ------------------

Gross profit                                                    15,575,512          35,376,693

Operating expenses:

    Selling, general and administrative expenses                 8,203,354          18,892,158
    Depreciation and amortization                                  816,204           2,814,839
                                                           -----------------   ------------------
Total operating expenses                                         9,019,558          21,706,997
                                                           -----------------   ------------------

Operating income                                                 6,555,954          13,669,696

Interest expense (income), net                                    (214,731)             88,414
                                                           -----------------   ------------------

Income before taxes                                              6,770,685          13,581,282

Provision for taxes                                              2,362,686           5,568,326
                                                           -----------------   ------------------

Net income                                                     $ 4,407,999         $ 8,012,956
                                                           =================   ==================


Earnings per common share                                      $      0.23         $      0.35
                                                           =================   ==================


See accompanying notes to the unaudited consolidated financial statements.

                        Caribiner International, Inc.
                    Consolidated Statements of Cash Flows
                          For the Nine Months Ended
                                 (unaudited)


                                                                                        June 30,
                                                                               1996                1997
                                                                          ----------------    ----------------
Cash flows from operating activities:

      Net income                                                              $ 4,155,703       $ 12,470,380

      Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                         2,138,746          9,549,115
          Non-cash compensation                                                 1,072,000                 --

      Change in assets and liabilities:

          (Increase) in trade accounts receivable                              (8,533,261)       (22,396,692)
          (Increase) in deferred charges                                         (315,872)          (472,394)
          (Increase) in prepaid expenses and
               other current assets                                              (812,461)        (5,490,928)
          Decrease (increase) in other assets                                      83,145         (2,824,972)
          Increase (decrease) in trade accounts payable                           807,027         (3,947,654)
          Increase in deferred income                                           3,163,580          3,241,470
          Increase in accrued expenses and other
               liabilities                                                      1,016,854         10,252,691
          (Decrease) in accrued interest payable                               (7,250,375)                --
                                                                          ----------------    ----------------
      Net cash (used in) provided by operating activities                      (4,474,914)           381,016
                                                                          ----------------    ----------------

Cash flow used in investing activities:

          Purchase of property and equipment                                   (1,706,964)        (7,992,136)
          Acquisition of intangibles and businesses, net of
              cash acquired                                                   (13,719,507)       (69,919,676)
                                                                          ----------------    ----------------
      Net cash used in investing activities                                   (15,426,471)       (77,911,812)
                                                                          ----------------    ----------------

Cash flow provided by financing activities:


          Net proceeds from issuance of common stock                           43,029,987         85,888,603
          Proceeds from exercise of warrants                                    1,690,500                 --
          Repayments of long-term debt                                        (14,650,970)       (73,753,715)
          Net (repayments) of bank line of credit                              (4,220,000)        (2,000,000)
          Proceeds from long-term debt                                          3,000,000         81,200,000
          Payment of preferred stock dividends                                 (2,201,618)                --
          Proceeds from issuance of common stock under the 1993
              Management Stock Plan                                               174,167                 --
          Repurchase of common stock                                             (176,904)                --
                                                                          ----------------    ----------------
      Net cash provided by financing activities                                26,645,162         91,334,888
                                                                          ----------------    ----------------

Translation effect on cash and cash equivalents                                        --            633,047

Net increase in cash                                                            6,743,777          14,437,139
Cash, beginning of period                                                         212,612           8,431,777
                                                                          ----------------    ----------------
Cash, end of period                                                           $ 6,956,389          22,868,916
                                                                          ================    ================
Supplemental disclosure of cash flow information:

             Interest paid                                                    $ 7,862,260       $   1,156,934
                                                                          ================    ================
             Income taxes paid                                                $ 1,868,446       $   3,591,309
                                                                          ================    ================

See accompanying notes to the unaudited consolidated financial statements.

                        Caribiner International, Inc.
          Consolidated Statement of Changes in Stockholders' Equity

                   For the Nine Months Ended June 30, 1997
                                 (unaudited)

                                                                                                             Retained
                                                                Common Stock              Additional         Earnings
                                                            Shares         Amount      Paid in Capital       (Deficit)
                                                         ----------       --------     ---------------       --------
Balance at September 30, 1996                            19,196,318       $191,963        $ 59,936,973      $(6,747,276)

Issuance of common stock under non-employee
    directors' stock plan                                     2,076             21              37,411               --

Issuance of common stock upon offering                    3,743,600         37,436          85,754,469               --

Issuance of common stock upon acquisition of Rome
    Network, Inc.                                            30,990            310             749,648               --

Issuance of common stock upon acquisition of
    Blumberg Communications, Inc.                            59,880            599           1,387,868               --

Issuance of common stock upon acquisition of D&D
    Enterprises d/b/a/ Show Solutions                        76,360            764           2,022,776               --

Issuance of common stock upon acquisition of
    Wavelength Corporate Communications Pty Limited           2,998             30              81,853               --

Issuance of common stock upon acquisition of
    Watts/Silverstein, Inc.                                  30,826            308             897,499               --

Issuance of common stock upon acquisition of WCT
    Live Communication Limited                               53,818            538           1,873,001               --

Issuance of common stock in connection with the
    acquisition of SCH International Limited                 10,152            102             332,376               --

Translation adjustment                                           --             --                  --               --

Net income                                                       --             --                  --       12,470,380
                                                         ----------       --------        ------------      -----------

Balance at June 30, 1997                                 23,207,018       $232,071        $153,073,874      $ 5,723,104
                                                         ==========       ========        ============      ===========
                                                                                  Total
                                                         Translation          Stockholders'
                                                          Adjustment             Equity

                                                         -----------          -------------
Balance at September 30, 1996                               $85,723             $53,467,383

Issuance of common stock under non-employee
    directors' stock plan                                        --                  37,432

Issuance of common stock upon offering                           --              85,791,905

Issuance of common stock upon acquisition of Rome
    Network, Inc.                                                --                 749,958

Issuance of common stock upon acquisition of
    Blumberg Communications, Inc.                                --               1,388,467

Issuance of common stock upon acquisition of D&D
    Enterprises d/b/a/ Show Solutions                            --               2,023,540

Issuance of common stock upon acquisition of
    Wavelength Corporate Communications Pty Limited              --                  81,883

Issuance of common stock upon acquisition of
    Watts/Silverstein, Inc.                                      --                 897,807


Issuance of common stock upon acquisition of WCT
    Live Communication Limited                                   --               1,873,539

Issuance of common stock in connection with the
    acquisition of SCH International Limited                     --                 332,478

Translation adjustment                                      344,462                 344,462

Net income                                                       --              12,470,380
                                                           --------            ------------
Balance at June 30, 1997                                   $430,185            $159,459,234
                                                           ========            ============

See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.   Interim Financial Information

     The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1997.

     The balance sheet at September 30, 1996 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Certain reclassifications have been made to the September 30, 1996 consolidated balance sheet to conform to the current period's presentation.

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

     Cost of Revenue

     Cost of service revenue is comprised of production costs, including the salaries and benefits of production, creative and technical personnel involved with the specific contracts, and other direct costs, including contracted services, equipment rentals and costs associated with the production of audio-visual effects. Such costs are deferred until project completion.

     Cost of rental revenue is comprised principally of direct labor costs, commissions, depreciation and equipment rentals.

     New Accounting Pronouncement

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

3.   Business Acquisitions

     In December, 1996, the Company acquired all of the outstanding capital stock of Rome Network, Inc. ("Rome"), a regional producer of meetings and events headquartered in San Francisco, for aggregate consideration of $3.2 million, which consisted of approximately $2.4 million in cash and the issuance of 30,990 shares of the Company's common stock having a fair market value of approximately $0.8 million.

     In January, 1997, the Company acquired substantially all of the assets of Video Supply Company, Inc. d/b/a Projexions Video Supply and Projections/Video Supply Company (together, "Projexions"), a provider of audio visual equipment rentals and related staging services, in the southeastern U.S., for approximately $13.6 million (subject to certain adjustments) in cash and $1.4 million in the repayment of certain indebtedness.

     In January, 1997, the Company completed the acquisition of all of the outstanding capital stock of Blumberg Communications Inc. ("Blumberg"), a provider of audio visual equipment rentals, sales and related staging services, including hotel audio visual outsourcing services, in the upper midwest and southern U.S. The Company paid aggregate consideration of $18.0 million (subject to certain adjustments), which consisted of approximately $16.6 million in cash and the issuance of 59,880 shares of the Company's common stock having a fair market value of approximately $1.4 million. In addition, the Company repaid $3.9 million in outstanding indebtedness of Blumberg at closing.


     In April, 1997, the Company completed the acquisition of the assets of D&D Enterprises, Inc., d/b/a/ Show Solutions ("Show Solutions"), a provider of staging and show services based in Atlanta, for aggregate consideration of approximately $11.4 million (subject to certain adjustments), which consisted of $8.4 million in cash paid at closing, $1.0 million placed in escrow to be paid at a later date upon satisfaction of certain terms and conditions, and the issuance of 76,360 shares of the Company's common stock having a fair market value of approximately $2.0 million. In addition, the

     Company repaid approximately $0.6 million in outstanding indebtedness of Show Solutions.

     In May, 1997, the Company acquired substantially all of the assets of Wavelength Corporate Communications Pty Limited ("Wavelength"), a provider of business communications services in Australia and New Zealand, for aggregate consideration of approximately $2.0 million, which consisted of $1.9 million in cash and the issuance of 2,998 shares of the Company's common stock having a fair market value of approximately $0.1 million.

     Also in May, 1997, the Company acquired all of the outstanding capital stock of Watts/Silverstein, Inc. ("Watts/Silverstein"), a Seattle-based business communications company, for approximately $4.1 million in cash, which included the repayment of approximately $0.7 million in outstanding indebtedness of Watts/Silverstein, and the issuance of 30,826 shares of the Company's common stock having a fair market value of approximately $0.9 million.

     In June, 1997, the Company acquired all of the outstanding capital stock of WCT Live Communication Limited ("WCT"), a London-based business communications services provider, for aggregate consideration of approximately $12.0 million, which consisted of $10.1 million in cash and the issuance of 53,818 shares of the Company's common stock having a fair market value of $1.9 million.

     All of the transactions described above were financed by additional drawings on one of the Company's credit facilities, except for the acquisition of Show Solutions, which was paid from the Company's cash on hand.

     In July, 1997, the Company acquired all of the outstanding capital stock of Bauer Audio Visual, Inc. ("Bauer"), a provider of audio visual equipment rentals and audio visual outsourcing services throughout the United States. Consideration paid for the acquisition was $14.6 million in cash and the issuance of 167,762 shares of the Company's common stock with an aggregate fair market value of approximately $4.6 million. In addition, at closing the Company repaid approximately $7.0 million in outstanding long-term indebtedness of Bauer and $4.8 million in outstanding short-term indebtedness of Bauer.


     Also,in July, 1997, the Company acquired all of the outstanding capital stock of Envision Corporation ("Envision"), a Boston-based business communications services provider. Consideration paid for the acquisition was $5.6 million in cash and the issuance of 42,372 shares of the Company's common stock having a fair market value of approximately $1.4 million.

     Each of the acquisitions completed in July, 1997 were financed by additional borrowings against the Company's existing credit facilities.

     In connection with the acquisition of SCH International Limited ("Spectrum") consummated in June, 1996, contingent payments were to be made in each of three years following the closing of the transaction, based upon the achievement of certain performance goals. Such contingent payments would be accounted for as additional purchase price as they became known. In July, 1997, the Company settled all future contingent payments by granting to the sellers of Spectrum aggregate consideration consisting of approximately $8.8 million in cash and the issuance of 10,152 shares of the Company's common stock having a fair market value of approximately $0.3 million. Such transaction was accounted for as additional purchase price and has been reflected in the accompanying balance sheet as of June 30, 1997.

     The following unaudited consolidated pro forma results of operations of the Company for the nine months ended June 30, 1996 and 1997 give effect to the following transactions as if they occurred on October 1, 1995: (i) the acquisitions of Koors Perry & Associates, Inc. ("Koors Perry"), Lighthouse, Ltd. ("Lighthouse"), Spectrum, Total Audio Visual Services ("TAVS"), Projexions, Blumberg, Show Solutions, Watts/Silverstein and WCT Live, (ii) decreased interest expense and preferred stock dividends resulting from the repayment of substantially all outstanding bank borrowings and other long-term indebtedness of the Company from proceeds of the initial public offering of common stock, which was consummated on March 15, 1996 and (iii) the repayment with the proceeds of the initial public offering of a portion of bank borrowings that would have been incurred in connection with the acquisitions of Koors Perry, Lighthouse, Spectrum and TAVS as if such acquisitions had occurred on October 1, 1995. The effect of the acquisitions of Rome and Wavelength on the Company's results of operations for the nine months ended June 30, 1996 and 1997 is insignificant.


                                             Nine Months Ended
                                                  June 30,
                                          1996                1997
                                    -----------------    ------------------

                                      (in millions, except per share data)

       Revenue                       $251.7                $286.0
       Income before taxes             11.4                  21.8
       Net income                       6.7                  12.9
       Pro forma net income per      $  0.35               $  0.61
                common share

     The above calculation of pro forma net income per common share assumes that approximately 19.3 million and 21.3 million shares are outstanding during the nine months ended June 30, 1996 and 1997, respectively.

     The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions described above been made on October 1, 1995 or of results which may occur for any future period.

4.   Stock Offering

     In March, 1997, the Company consummated an offering of 4,105,000 shares of its common stock, which included the sale of 3,743,600 shares of Common Stock by the Company for $24.438 per share. The Company received net proceeds of approximately $85.8 million (after deducting underwriting discounts and expenses), of which approximately $64.5 million were used to repay all of the Company's then outstanding bank borrowings. The remaining net proceeds were available to make acquisitions, fund working capital needs and for general corporate purposes.

5.   Stock Split

     The Company declared a 2-for-1 split of its common stock effected by paying a stock dividend of one new share for every share of the Company's common stock outstanding. The stock dividend was paid on June 20, 1997 to stockholders of record as of May 30, 1997. The accompanying consolidated financial statements, including the earnings per common share calculation, have been restated to reflect such stock split.

6.   Earnings per Common Share

     The weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 1996 is 19,013,460 and 15,556,602, respectively. The weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 1997 is 23,218,861 and 21,082,213 respectively.

     Earnings per common share for the three and nine months ended June 30, 1996 has been computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma earnings per share reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued under the 1993 Management Stock Plan and warrants to purchase common stock issued at prices below the initial public offering price per share during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 (registration no. 33-80481) have also been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for the three and nine months ended June 30, 1996.

     Of the net proceeds from the sale of shares of common stock offered by the Company in its public offering completed in March, 1997, approximately $64.5 million were used to repay aggregate outstanding bank borrowings. Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $64.5 million, and assuming that such indebtedness had been repaid as of October 1, 1996, supplementary pro forma net income per share would have been $0.35 and $0.61 for the three months and nine months ended June 30, 1997, respectively. For purposes of this computation, the weighted average number of shares of common stock outstanding during the three months and nine months ended June 30, 1997 is 23,218,860 and 22,586,979 respectively.

     Of the net proceeds from the sale of shares of common stock offered by the Company in the initial public offering completed in March, 1996, approximately $25.6 million were used to repay aggregate outstanding bank borrowings and other long-term indebtedness, including accrued interest, and preferred stock dividends. Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $25.6 million, and assuming that such indebtedness had been repaid as of October 1, 1995, supplementary pro forma net income per share would have been $0.31 for the nine months ended June 30, 1996. For purposes of this computation, the weighted average number of shares of common stock outstanding during the three months and nine months ended June 30, 1996 is 17,492,600.

                          Caribiner International, Inc.

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations


Results of Operations

Nine Months Ended June 30, 1997 Compared to
 Nine Months Ended June 30, 1996

Revenue. Revenue increased $133.5 million, or 134%, from $99.8 million in the nine months ended June 30, 1996 to $233.3 million in the nine months ended June 30, 1997. The increase resulted primarily from the acquisition of other business communications services companies, expanded activities from existing clients and projects for new clients. Approximately 61% of the increase represented revenue from the rental of audio visual equipment through the Company's Total Audio Visual Services ("TAVS") division, which includes the results of the Video Supply Company, Inc. d/b/a Projexions Video Supply and Projections/Video Supply Company (together, "Projexions") (acquired in January, 1997), Blumberg Communications, Inc. ("Blumberg") (acquired in January, 1997) and D&D Enterprises, Inc. d/b/a Show Solutions ("Show Solutions") (acquired in April,
1997). Increases in service revenue primarily from clients in the telecommunications, automotive, consumer products, information technologies, government and pharmaceutical industries accounted for the remaining 39% of the total revenue growth. Service revenue from clients in the financial services industry decreased primarily as a result of a triennial sales meeting held by a financial services client during the nine months ended June 30, 1996. This decrease was offset by increases in service revenue from clients in the industries described above, as well as various other industries.

Gross profit. Total gross profit increased $46.5 million, or 142%, from $32.8 million in the nine months ended June 30, 1996 to $79.3 million in the same period of 1997, primarily as a result of the revenue growth described above. As a percentage of service revenue, gross profit remained constant in the nine months ended June 30, 1997 as compared with the prior comparable period. Gross profit as a percentage of rental revenue was 36.9%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $28.5 million, or 132%, from $21.6 million in the nine months ended June 30, 1996 to $50.1 million in the nine months ended June 30, 1997. The increase was due primarily to acquisitions and to support other revenue growth, as well as to normal inflationary increases. Salaries and related costs increased $17.9 million from increased personnel resulting from acquisitions and to support the Company's overall growth, as well as normal inflationary increases. Other general and administrative expenses, including rent and related costs, telephone, office supplies, as well as insurance costs, and other miscellaneous expenses, increased $8.8 million due to acquisitions and to support the revenue growth. Direct selling expenses such as travel, marketing and other costs related to obtaining business increased $1.8 million. Selling, general and administrative expenses, as a percentage of total revenue, were comparable in both periods. The $1.1 million nonrecurring, non-cash compensation charge during the nine months ended June 30, 1996 was the result of the vesting of common stock sold pursuant to the Company's management stock plan at a price lower than its fair market value. Excluding the effect of the nonrecurring non-cash compensation charge of $1.1 million, pro forma net income per common share would have been $0.35 for the nine months ended June 30, 1996.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended June 30, 1997 was $6.8 million, an increase of $4.7 million as compared to $2.1 million for the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in rental equipment and information technology resulted in increased depreciation expense of $2.9 million. Amortization expense increased $1.8 million resulting primarily from goodwill arising from acquisitions.

Interest expense. Interest expense with related parties decreased $1.2 million due to the repayment and conversion of debt on March 15, 1996 in connection with the Company's initial public offering. Other interest expense, net increased primarily due to higher average borrowings to finance acquisitions and increased working capital requirements.

Income before taxes. Income before taxes increased to $21.1 million in the nine months ended June 30, 1997 from $6.4 million in the nine months ended June 30, 1996.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 35% and 41% for the nine months ended June 30, 1996 and 1997, respectively. The increase in the effective tax rate is due primarily to income before tax in excess of the utilization of available net operating loss carryforwards which are not subject to limitations.

Net income. Net income increased to $12.5 million in the nine months ended June 30, 1997 from $4.2 million in the nine months ended June 30, 1996. Earnings per common share for the nine months ended June 30, 1997 increased to $0.59 from a pro forma net income per share of $0.31 for the comparable period in fiscal 1996. The earnings per share for the nine months ended June 30, 1996 was computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the consummation of the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma earnings per share computation reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends.

Three Months Ended June 30, 1997 Compared to

     Three Months Ended June 30, 1996

Revenue. Revenue increased $55.4 million, or 115%, from $48.1 million in the three months ended June 30, 1996 to $103.6 million in the three months ended June 30, 1997. Through a combination of acquisitions and internal growth, the Company increased its revenues from clients across a broad range of industries. Approximately 65% of the increase represented revenue from the rental of audio visual equipment through the Company's TAVS division, which includes the results of the Projexions (acquired in January, 1997), Blumberg (acquired in January,
1997) and Show Solutions (acquired in April, 1997). Increases in service revenue primarily from clients in the automotive, telecommunications and pharmaceutical industries accounted for the remaining 35% of the total revenue growth. In addition, service revenue from clients in the financial services industry decreased primarily as a result of a triennial sales meeting held by a client during the three months ended June 30, 1996. This decrease was offset by increases in service revenue from foreign government agencies and from clients primarily in the consumer products industry.

Gross profit. Total gross profit increased $19.8 million, or 127%, from $15.6 million in the three months ended June 30, 1996 to $35.4 million in the three months ended June 30, 1997 as a result of the revenue growth described above. Gross profit as a percentage of service revenue increased to 33.3% for the three months ended June 30, 1997 from 32.3% for the comparable period in fiscal 1996 primarily due to project mix. Gross profit as a percentage of rental revenue was 35.8% for the three months ended June 30, 1997.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.7 million, or 131%, from $8.2 million in the three months ended June 30, 1996 to $18.9 million in the three months ended June 30, 1997. Salaries and related costs increased $6.3 million primarily from increased personnel resulting from acquisitions and to support the Company's overall growth, as well as normal annual inflationary increases. Other general and administrative expenses, including rent and related expenses, office supplies, telephone and insurance costs, as well as other miscellaneous expenses, increased $3.9 million due to acquisitions and to support the overall significant growth of the Company. Direct selling expenses, including travel, marketing and other costs related to obtaining business increased $0.5 million. Selling, general and administrative expenses as a percentage of revenue increased from 17.0% in the three months ended June 30, 1996 to 18.3% in the three months ended June 30, 1997 due primarily to the fixed nature of certain expenses.

Depreciation and amortization. Depreciation and amortization expense increased $2.0 million from $0.8 million in the three months ended June 30, 1996 to $2.8 million in the three months ended June 30, 1997. Property and equipment acquired through acquisitions and the continued investment in rental equipment and information technology resulted in increased depreciation expense of $1.2 million in the three months ended June 30, 1997. Amortization expense increased $0.8 million resulting primarily from goodwill arising from acquisitions.

Interest expense. Interest expense, net, increased due to increased borrowings incurred in connection with the consummation of acquisitions and increased working capital requirements.

Income before taxes. Income before taxes increased from $6.8 million in the three months ended June 30, 1996 to $13.6 million in the three months ended June 30, 1997 as revenue growth from acquired businesses as well as internal growth contributed to the improved earnings of the Company.

Provision for taxes. The provision for taxes reflects an allocation based on the full year anticipated tax provision. The provision for taxes as a percentage of income before taxes was 35% and 41% for the three months ended June 30, 1996 and 1997, respectively. The increase in the effective tax rate is due primarily to income before tax in excess of the utilization of available net operating loss carryforwards which are not subject to limitations.

Net income. Net income increased to $8.0 million in the three months ended June 30, 1997 from $4.4 million in the three months ended June 30, 1996. Earnings per common share for the three months ended June 30, 1997 increased to $0.35 from a pro forma net income per share of $0.23 for the comparable period in fiscal 1996. The net income per share for the three months ended June 30, 1996 was computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the consummation of the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma income per share computation reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends.

Liquidity and Capital Resources

On December 4, 1996, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $27 million to $100 million, consisting of a $75 million six year reducing revolving credit facility (the "Reducing Revolver") to be utilized in connection with the financing of acquisitions and a $25 million six year revolving line of credit (the "Revolving Line" and together with the Reducing Revolver, the "1996 Facilities"). Amounts outstanding under the Company's former bank facilities were repaid with proceeds from the 1996 Facilities. The maturity date of each of the 1996 Facilities is December 31, 2002. Interest on outstanding amounts under the 1996 Facilities is payable quarterly in arrears and, at the option of the Company, interest accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based on the greatest of (a) the agent bank's prime rate, (b) the three month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). Pursuant to the terms of the 1996 Facilities, the Company is required to reduce outstanding amounts under the Revolving Line to less than $5.0 million for a period of not less than 30 days during every 12-month period commencing on

December 4, 1996. As of August 8, 1997, the Company had approximately $58.3 million outstanding under the 1996 Facilities.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the nine months ended June 30, 1996 and 1997:

                                          Nine months Ended June 30,
                                          1996                   1997
                                     -----------------     -----------------
Net cash provided by (used in):

     Operating activities              $  (4,474,914)        $    381,016
     Investing activities                (15,426,471)         (77,911,812)
     Financing activities                 26,645,162           91,334,888


For the nine months ended June 30, 1997, $0.4 million was provided by operating activities. The net income adjusted for depreciation and amortization provided $22.0 million. The net change in working capital used $21.6 million, with an increase in accrued expenses and other liabilities and an increase in deferred income, which was more than offset by increases in accounts receivable, prepaid expenses and other current assets and a decrease in trade accounts payable. Investing activities required $77.9 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $91.3 million in the nine months ended June 30, 1997, of which $85.9 million of net proceeds were received during the period from the issuance of common stock and $81.2 million was provided by drawings under the Company's Reducing Revolver, offset by repayments on each of the 1996 Facilities.

For the nine months ended June 30, 1996, $4.5 million was used in operating activities. The net loss adjusted for depreciation and amortization and the non-cash compensation charge of $1.1 million provided $7.4 million. The net change in working capital used $11.8 million, with increases in deferred income, accrued expenses and accounts payable, more than offset by increases in accounts receivable, prepaid expenses and other current assets and a decrease in accrued interest. Investing activities required $15.4 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $26.6 million in the nine months ended June 30, 1996, of which an aggregate of $44.9 million of net proceeds were received during the period from the issuance of common stock and the exercise of warrants to purchase common stock and $3.0 million was provided by the Company's then-existing credit facility, offset by $21.1 million used to repay all outstanding bank borrowings and substantially all other long-term indebtedness (including accrued interest), and pay all accrued preferred stock dividends. In addition, $0.2 million was used to repurchase common stock during the period.

Capital expenditures were $1.7 million and $8.0 million during the nine months ended June 30, 1996 and 1997, respectively. During the nine months ended June 30, 1996, the purchase of additional personal computers and expanded capabilities for the computer system accounted for the largest areas of expenditure. During the nine months ended June 30, 1997, the purchase of audio visual equipment and the continued investment in information technology comprised the major portion of the capital expenditures.

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

                       2. Approval of Appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 1997

                             Votes for:                     9,648,570
                             Votes against:                       400
                             Votes abstaining:                    200

               (d)     Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits Required by Item 601 of Regulation S-K:

                       2.1 Agreement of Purchase and Sale of Stock, dated May 29, 1997, by and among Caribiner International, Inc. (the "Company"), Bauer Audio Visual, Inc. and each of the Stockholders listed on Schedule A thereto (schedules omitted -- the Company agrees to furnish a copy of any Schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997 and incorporated herein by reference).

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

                       11.1 Computation of Earnings Per Common Share for the three months ended June 30, 1996 and 1997.

                       11.2 Computation of Earnings Per Common Share for the nine months ended June 30, 1996 and 1997.

                       27.1       Financial Data Schedule.

               (b)     Reports on Form 8-K:

                       The Company filed the following reports on Form 8-K (i) during the three months ended June 30, 1997 and/or (ii) since July 1, 1997 through the date hereof:

                        Date of Filing           Items Reported          Subject of Report

                        --------------           --------------          -----------------
                        July 18, 1997                     2,7            Announcing the completion of the
                                                                         acquisition of all of the outstanding
                                                                         capital stock of Bauer Audio Visual,
                                                                         Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CARIBINER INTERNATIONAL, INC.
                                            (Registrant)


Date: August 12, 1997                       By:  /s/ Raymond S. Ingleby
                                                 ------------------------
                                                 Raymond S. Ingleby
                                                 Chairman of the Board and
                                                 Chief Executive Officer


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

                                  EXHIBIT INDEX

                                                                     Page Number

    2.1 Agreement of Purchase and Sale of Stock, dated May 29, 1997, by and among Caribiner International, Inc. (the "Company"), Bauer Audio Visual, Inc. and each of the Stockholders listed on Schedule A thereto (schedules omitted -- the Company agrees to furnish a copy of any Schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997 and incorporated herein by reference).

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

   11.1 Computation of Earnings Per Common Share for the three months ended June 30, 1996 and 1997.

   11.2 Computation of Earnings Per Common Share for the nine months ended June 30, 1996 and 1997.

   27.1     Financial Data Schedule.