Form 10-Q/A
period 1996-12-31
CARIBINER INTERNATIONAL INC
filed 1997-10-01
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                 AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The undersigned Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 as set forth in the pages attached hereto:

                          Part II -- Other Information

Item 2. Changes in Securities

a)    Not Applicable

b)    Not Applicable

c) The Company issued and sold the following unregistered securities during the quarterly period ended December 31, 1996:

     1. In October, 1996, the Company granted to an employee options to purchase an aggregate of 56,000 shares (as adjusted for the Company's 2-for-1 stock split effected on June 20, 1997 (the "Stock Split")) of common stock, par value $0.01 per share (the "Common Stock"), at an exercise price per share of $22.375 (as adjusted for the Stock Split) pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreement, options to purchase 14,000 shares of Common Stock are presently exercisable. In addition, pursuant to the terms of such stock option agreement, options to purchase the remaining 42,000 shares vest and become exercisable one third in October, 1997, one third in October, 1998, and one third in October, 1999; provided, however, that options to purchase all of such shares vest and become exercisable only upon the satisfaction of certain performance criteria.

     2. In November, 1996, the Company granted to an employee options to purchase 10,000 shares (as adjusted for the Stock Split) of Common Stock at an exercise price per share of $21.313 (as adjusted for the Stock Split) pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such stock option agreement, one third of such options vest and become exercisable in November, 1997; one third of such options vest and become exercisable in November, 1998, and one third of such options vest and become exercisable in November, 1999.

     3. In November, 1996, the Company issued to Bryan D. Langton 994 shares (as adjusted for the Stock Split) of Common Stock at a price per share of $12.5625 (as adjusted for the Stock Split) pursuant to the Company's Non-Employee Directors Stock Plan. Pursuant to such Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by 12.5625 (as adjusted for the Stock Split) (the average of the high and low sales price per share of the Common Stock on the anniversary date of Mr. Langton's appointment to the Board (April 11, 1996)).

     4. In December, 1996, the Company issued and sold an aggregate of 30,990 shares (as adjusted for the Stock Split) of Common Stock to Jonathan

          Rome in connection with the purchase of all of the capital stock of Rome Network, Inc.

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

                                CARIBINER INTERNATIONAL, INC.
                                (Registrant)

Date: October 1, 1997           By:  /s/ Raymond S. Ingleby
                                   -------------------------------------------
                                    Raymond S. Ingleby
                                    Chairman of the Board and
                                    Chief Executive Officer

                                By:  /s/ Arthur F. Dignam
                                   -------------------------------------------
                                    Arthur F. Dignam
                                    Executive Vice President and
                                    Chief Financial and Administrative Officer
                                    (Principal Financial Officer and
                                    Chief Accounting Officer)