Form 10-Q/A
period 1997-03-31
CARIBINER INTERNATIONAL INC
filed 1997-10-01
CIK 1005015

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

The undersigned Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 as set forth in the pages attached hereto:

                          Part II -- Other Information

Item 2. Changes in Securities

a)    Not Applicable

b)    Not Applicable

c) The Company issued and sold the following unregistered securities during the quarterly period ended March 31, 1997:

     1. In January, 1997, the Company issued and sold an aggregate of 59,880 shares (as adjusted for the Company's 2-for-1 stock split effected on June 20, 1997 (the "Stock Split")) of common stock, par value $0.01 per share (the "Common Stock"), to David L. Blumberg, Donald D. Blumberg, Denise L. Tendle and Deborah L. Meehan in connection with the purchase of all of the capital stock of Blumberg Communications, Inc.

     2. On March 21, 1997, the Company granted to nine employees options to purchase an aggregate of 16,000 shares (as adjusted for the Stock Split) of Common Stock at an exercise price per share of $21.875 (as adjusted for the Stock Split) pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreements, one third of such options vest and become exercisable on March 21, 1998; one third of such options vest and become exercisable on March 21, 1999, and one third of such options vest and become exercisable on March 21, 2000.

     3. On March 26, 1997 the Company granted to forty-seven employees options to purchase an aggregate of 126,000 shares (as adjusted for the Stock Split) of Common Stock at an exercise price per share of $21.9375 (as adjusted for the Stock Split) pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreements, one third of such options vest and become exercisable on March 26, 1998; one third of such options vest and become exercisable on March 26, 1999, and one third of such options vest and become exercisable on March 26, 2000.

     4. In March, 1997, the Company issued to C. Anthony Wainwright 570 shares (as adjusted for the Stock Split) of Common Stock at a price per share of $21.90625 (as adjusted for the Stock Split) pursuant to the Company's Non-Employee Directors Stock Plan. Pursuant to such Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by $21,90625 (as adjusted for the Stock Split) (the average of the high and low sales price per share of the

         Common Stock on the anniversary date of Mr. Wainwright's appointment to the Board (March 24, 1997)).


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