Form 10-Q/A
period 1997-06-30
CARIBINER INTERNATIONAL INC
filed 1997-10-01
CIK 1005015

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

The undersigned Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 as set forth in the pages attached hereto:

                          Part II -- Other Information

Item 2. Changes in Securities

a)    Not Applicable

b)    Not Applicable

c) The Company issued and sold the following unregistered securities during the quarterly period ended June 30, 1997:

     1. In April, 1997, the Company issued to Bryan D. Langton 512 shares (as adjusted for the 2-for-1 stock split effected by the Company on June 20, 1997 (the "Stock Split")) of common stock, par value $0.01 per share (The "Common Stock"), at a price per share of $24.34375 (as adjusted for the Stock Split) pursuant to the Company's Non-Employee Directors Stock Plan. Pursuant to such Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by $24.34375 (as adjusted for the Stock Split) (the average of the high and low sales price per share of the Common Stock on the anniversary date of Mr. Langton's appointment to the Board (April 11, 1996)).

     2. In April, 1997, the Company issued and sold an aggregate of 76,360 shares (as adjusted for the Stock Split) of Common Stock to Dale Bell, Donald A. Wall, Kenneth F. Leddick and James H. Black, Jr. in connection with the purchase of substantially all of the assets, and the assumption of certain of the liabilities of D&D Enterprises, Inc. d/b/a Show Solutions.

     3. In April, 1997, the Company granted to an employee options to purchase an aggregate of 3,000 shares (as adjusted for the Stock Split) of Common Stock at an exercise price per share of $24.34375 pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreement, one third of such options vest and become exercisable in April, 1998; one third of such options vest and become exercisable in April, 1999, and one third of such options vest and become exercisable in April, 2000.

     4. On May 7, 1997, the Company granted to an employee options to purchase an aggregate of 6,000 shares (as adjusted for the Stock Split) of Common Stock at an exercise price per share of $29.375 (as adjusted for the Stock Split) pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreement, one third of such options vest on May 7, 1998; one third of such options vest and become exercisable on May 7, 1999, and one third of such options vest and become exercisable on May 7, 2000.

     5.   On May 19, 1997, the Company granted to twenty-eight employees options to purchase an aggregate of 31,000 shares (as adjusted for the Stock Split) of Common Stock at an exercise price per share of $29.28125 (as adjusted for the Stock Split) pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreements, one third of such options vest and become exercisable on May 19, 1998; one third of such options vest and become exercisable on May 19, 1999, and one third of such options vest and become exercisable on May 19, 2000.

     6. In May, 1997, the Company issued and sold an aggregate of 2,998 shares (as adjusted for the Stock Split) of Common Stock to AMFIOH Pty Limited in connection with the purchase of substantially all of the assets, and the assumption of certain of the liabilities of Wavelength Corporate Communications Pty Limited.

     7. In May, 1997, the Company issued and sold an aggregate of 30,826 shares (as adjusted for the Stock Split) of Common Stock to Peter Joers, Bruce Silverstein and Charles Watts in connection with the purchase of all of the outstanding capital stock of Watts-Silverstein, Inc.

     8. On June 9, 1997, the Company granted to an employee options to purchase an aggregate of 2,400 shares (as adjusted for the Stock Split) of Common Stock at an exercise price per share of $34.875 (as adjusted for the Stock Split) pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreement, one third of such options vest and become exercisable on June 9, 1998; one third of such options vest and become exercisable on June 9, 1999, and one third of such options vest and become exercisable on June 9, 2000.

     9. On June 23, 1997, the Company granted to three employees options to purchase an aggregate of 54,000 shares of Common Stock at an exercise price per share of $32.625 pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreements, one third of such options vest and become exercisable on June 23, 1998; one third of such options vest and become exercisable on June 23, 1999, and one third of such options vest and become exercisable on June 23, 2000.

     10. On June 24, 1997, the Company granted to an employee options to purchase an aggregate of 2,000 shares of Common Stock at an exercise price per share of $31.750 pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreement, one third of such options vest and become exercisable on June 24, 1998; one third of such options vest and become exercisable on June 24, 1999, and one third of such options vest and become exercisable on June 24, 2000.

     11.  In June, 1997, the Company issued and sold an aggregate of 53,818 shares of Common Stock to Michael V. Lockett, Richard I. Glynn and Margaret Dietzold in connection with the purchase of all of the outstanding capital stock of WCI Live Communication Limited.

There were no underwriters employed in connection with any of the transactions set forth above.

The transactions described above were effected in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to sell an offer for sale the securities in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

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