Form 10-K405
period 1997-09-30
CARIBINER INTERNATIONAL INC
filed 1997-12-24
CIK 1005015

                                  FORM 10-K

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

Commission file number 1-14234

                          CARIBINER INTERNATIONAL, INC.
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

                                 (212) 541-5300
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

           Title of each class              Name of exchange on which registered
 Common Stock, par value $0.01 per share           New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of December 15, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was $618,336,698.

As of December 15, 1997, the registrant had 23,488,815 shares of its common stock, par value $0.01 per share (the "Common Stock"), issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     Part I

Item 1. Business

     Caribiner International, Inc. is a leading international producer of meetings, events and training programs, a provider of audio visual equipment rentals, sales and installations and related staging services, and a provider of related corporate meeting services and business communications services that enable businesses to inform, sell to and train, their sales forces, dealers, franchisees, partners, stockholders and employees. As used herein, the terms "Caribiner" or "Company" refer to Caribiner International, Inc. and its subsidiaries and the references to a fiscal year are to the Company's fiscal years ended September 30 in the referenced year.

     Business activities and events that generate a need for business communications and corporate meeting services include sales meetings, product launches, training and education of employees and dealers, development of strategic and organizational communications, conferences, stockholder meetings and other executive management presentations that are used to convey important information about the business and/or its products. Large-scale events and programs to communicate essential corporate messages are often not part of a company's core businesses because of the unique skills necessary to develop, produce and successfully stage such events. As a result, many companies look to engage outside firms to perform these functions. In addition, large corporate events tend not to occur regularly, depending, for example, on timing of product roll-outs, changing competitive environments and shifts in corporate strategy, which makes it relatively costly to maintain the internal resources to create and execute these events.

     The Company offers a wide range of business communications services, including conceptualizing, planning and producing corporate meetings and events and providing audio visual equipment rentals, sales and related staging services for such meetings and events, developing training and educational materials relating to new job skills, products, systems and organizational processes, handling internal corporate communications and creating interactive trade show exhibits. The Company believes it has benefited from a trend among major corporations toward increased corporate outsourcing of meetings, events, training and communications. The services can be delivered in all forms of media, including film, interactive technologies (including CD-ROM), videotape, slides, computer graphics and animation, print and multimedia.

Recent Acquisitions

     One of the components of the Company's growth strategy has been to expand its client base and service offerings by making acquisitions in the business communications services industry. To this end, during the past four full fiscal years Caribiner completed 18 acquisitions. Also, since October 1, 1997, the Company has completed three additional acquisitions. The following provides a brief summary of the acquisitions completed by Caribiner since September, 1996.

     In September, 1996, the Company acquired Total Audio Visual Services ("TAVS"), a leading provider of audio visual equipment rentals, sales and installations and related staging services, including hotel audio visual outsourcing services, in the United States. The acquisition of TAVS enabled the Company to offer its own audio visual equipment and staging services for use at meetings and events serviced by the Company and reduce the Company's reliance on third party vendors. TAVS reported revenue of $45.9 million for the year ended December 31, 1995.

     In December, 1996, the Company acquired all of the outstanding capital stock of Rome Network, Inc. ("Rome"), a regional provider of business communications services in the San Francisco area. The Company integrated Rome into the San Francisco office of its Caribiner Communications division (sometimes hereinafter referred to as the "Communications division"), thereby expanding and strengthening its presence in the business communications services market in the geographic areas formerly served by Rome. Rome provided business communications services to various corporate clients including Charles Schwab & Co., Inc., SAP America and Sun Microsystems, Inc. Rome had revenue of approximately $2.4 million for its fiscal year ended February 29, 1996.

     In January, 1997, the Company acquired Video Supply Company, Inc. d/b/a Projexions Video Supply, a provider of audio visual equipment rentals, including hotel audio visual outsourcing services, and related staging services in the southeastern U.S. The acquisition of Projexions, whose operations were integrated with those of TAVS, strengthened the Company's position as a leading provider of audio visual equipment rentals and related staging services, including hotel audio visual outsourcing services, in its region. Projexions reported revenue of $17.7 million for the year ended December 31, 1995 and approximately $18.0 million for the ten months ended October 31, 1996.

     In January, 1997, the Company acquired all of the outstanding capital stock of Blumberg Communications Inc. ("Blumberg"), a provider of audio visual equipment rentals, sales and related staging services, including hotel audio visual outsourcing services, in the upper mid-west and southern U.S. The Company integrated Blumberg's operations with its existing TAVS operations, thereby expanding its presence in the geographic region which Blumberg served. Blumberg reported revenue of $42.3 million for the year ended May 31, 1996.

     In April, 1997, the Company acquired the assets of D&D Enterprises, Inc. d/b/a Show Solutions ("Show Solutions"), a provider of staging and show services based in Atlanta. The Company has integrated Show Solutions with its TAVS operations and has used it to strengthen TAVS' service capabilities. Show Solutions reported revenue of approximately $8.7 million for the year ended December 31, 1996.

     In May, 1997, the Company acquired substantially all of the assets of Wavelength Corporate Communications Pty Limited ("Wavelength"), a provider of business communications services in Australia and New Zealand. The acquisition of Wavelength enabled the Company to develop further its international presence and extend relationships with a number of existing clients, as well as establish new relationships with several multi-national companies. Wavelength had revenue of approximately $7.2 million for the year ended December 31, 1996.


     Also in May, 1997, the Company acquired all of the outstanding capital stock of Watts/Silverstein, Inc. ("Watts"), a Seattle-based business communications services company specializing in digial media consulting and production. The acquisition resulted in the establishment of a digital media group within Caribiner. The acquisition, which was integrated into the Company's Communications division, has also served to expand the Company's operations on the west coast and introduce it to several new clients. Watts had revenue of approximately $4.1 million for its fiscal year ended December 31, 1996.

     In June, 1997, the Company acquired all of the outstanding capital stock of WCT Live Communication Limited ("WCT"), a provider of business communications services in the United Kingdom. WCT reported revenue of approximately $22.7 million for the year ended May 31, 1997.

     In July, 1997, the Company acquired all of the outstanding capital stock of Bauer Audio Visual, Inc. ("Bauer"), a provider of audio visual equipment rentals and hotel audio visual outsourcing services throughout the United States. The acquisition of Bauer, which is being integrated into TAVS, allowed the Company to enter several new markets, including Mexico. Bauer reported revenue of approximately $42.4 million for the year ended December 31, 1996.

     Also in July, 1997, the Company acquired all of the outstanding capital stock of Envision Corporation ("Envision"), a Boston-based business communications services provider. The Company integrated Envision into the Boston office of the Communications division, thereby strengthening the Company's resources and gaining exposure to a new group of clients. Envision had revenue of approximately $7.4 million for its fiscal year ended December 31, 1996.

     Subsequent to the end of fiscal 1997, in October, 1997, the Company acquired all of the capital stock of Spectrum Data Systems, Inc. ("Spectrum"), an Atlanta-based provider of audio visual presentation systems design, installation and service with a primary customer base in the southeastern U.S. Spectrum had revenue of approximately $10.0 million for the year ended December 31, 1996. The acquisition has enabled the Company to provide a more comprehensive range of audio visual services to its clients in the southeastern U.S.

     In November, 1997, the Company acquired Visual Action Holdings plc ("Visual Action"), a United Kingdom public company. Visual Action provides corporate meeting services in the United States and the United Kingdom, including audio visual and exhibition services, and video production equipment rentals in the United States, United Kingdom and Southeast Asia. If adjusted for certain subsequent acquisitions and dispositions, Visual Action would have reported revenue, on a pro forma basis, of approximately $158.1 million for the year ended December 31, 1996 assuming that such acquisitions and dispositions had occurred as of the beginning of the year. Upon completion of the compulsory acquisition process to acquire shares of Visual Action not tendered pursuant to the Company's tender offer for such shares, the total cash acquisition price of all of the outstanding capital shares of Visual Action is expected to be approximately $253.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments." (The Company has announced that it intends to dispose of the video production equipment rental operations of Visual Action as soon as practicable.)


     In December, 1997, the Company completed the acquisition of Consumer Access Limited ("Consumer Access"), a business communications services provider based in Hong Kong. The Company is integrating Consumer Access into its Hong Kong office, which was opened in June, 1996.


Services

     Caribiner offers a wide range of business communications services, including conceptualizing, planning and producing corporate meetings and events, developing training and educational materials relating to new job skills, products, systems and organizational processes, handling internal corporate communications and creating interactive trade show exhibits. The Company also provides, through its TAVS division and through its Audio Visual Headquarters ("AVHQ"), Hospitality Resources ("HRI") and Blitz subsidiaries (which were acquired upon the acquisition of Visual Action) (hereinafter sometimes referred to, together with TAVS, as the "AV operations"), audio visual equipment rentals, sales and installations and related staging services, as well as hotel audio visual outsourcing services. In addition, the Company provides, through its Melville Exhibition Services ("MES") subsidiary (which was acquired upon the acquisition of Visual Action), exhibition services, principally in the United Kingdom, to exhibition organizers, hall owners and exhibitors.

     Specifically, Caribiner's services include:

     Production of business meetings and events that introduce new products, present newly designed corporate strategies to targeted audiences or honor a company's leading contributors.

     Audio visual equipment rentals, sales and installations and related staging services, including the Company's being the preferred in-house provider of audio visual equipment rentals in approximately 475 hotel properties located throughout the U.S, Mexico and the Caribbean and is a supplier of such equipment and services to production companies, other business communications services companies and corporations for use at meetings, events, presentations and training programs. The Company also acts as the preferred drop-off provider to approximately 25 additional hotels.

     Training programs using interactive and technology-driven hardware designed to improve employee productivity, in the areas of product knowledge, team building, sales skills, personal skills and behavioral development.

     Exhibition services, including the rental of modular stand fittings, furniture, floor coverings and floral displays, the provision of electrical contracting and visitor registration services.

     Corporate communications programs used to disseminate management's message to employees and others.


     Exhibits and displays, which involves the design and development of a company's trade show exhibit or a visitor's center/lobby display.

Clients

     The Communications division targets clients with large or potentially large recurring needs for business communications services. Caribiner Communications' client list covers a number of industry sectors including automotive, information technology, insurance, pharmaceuticals, financial services, fast food, lodging and petroleum.

     Caribiner Communications' clients include ARAMARK, Eastman Kodak Corporation, Ford Motor Co., Holiday Inn Worldwide, IBM, McDonald's Corporation, Parke-Davis, a division of Warner Lambert, Schering-Plough and Shell Oil Company.

     Caribiner Communications' size and strategic focus on enhancing and establishing client relationships with large or potentially large accounts permits it to dedicate personnel to a single client to strengthen and build the relationship and increase the opportunity for cross-selling to other divisions or departments of the client. When the Company recognized significant opportunities to expand relationships with Ford Motor Co. and IBM, management decided to increase Company resources devoted to the servicing of these two accounts. Accordingly, the Communications division maintains a Detroit facility with approximately 30 full-time employees to service the business communications needs of numerous individual buyers from the various Ford business units for whom Caribiner executes projects. In addition, in July, 1995, Caribiner dedicated personnel and facilities in its White Plains (NY) office to provide services to IBM on a worldwide basis. Caribiner believes that the strategy it has followed with the Ford Motor Co. and IBM to build and maintain these accounts can be utilized to develop and build relationships with other clients having a significant need for business communications services.

     The Company's operations target hotels with sizable conference space whose guests' meetings and events utilize audio visual equipment, corporate clients with significant audio visual equipment needs and production companies and other business communications services companies that require audio visual and staging services. With respect to hotel audio visual outsourcing, the Company's AV operations serve members of various national hotel chains, including those of Westin, Doubletree, Holiday Inn, Hyatt, Red Lion and Sheraton. In addition to entering into agreements with hotels on an individual basis, the Company has also entered into agreements with the Westin Hotel Company and Doubletree Hotels Corporation pursuant to which such companies promote the Company's AV operations to hotels operated or franchised under their respective flags. The Company has also entered into an agreement with Starwood Lodging Corporation ("Starwood") pursuant to which TAVS is the preferred in-house audio visual services provider to various hotels owned by Starwood.

     MES' customers include exhibition and trade show organizers and conference and convention center owners and/or operators, located principally in the United Kingdom.

     Among the ways the Company seeks to differentiate itself to clients from other providers of business communications and corporate meeting services are by its customer service, it breadth of creative and technical expertise, its ability to execute programs successfully, with complete "back-up" system technology, its demonstrated ability to produce a broad range of projects, large and small, across a number of industries, its full range of business communications services, its continuous investment in new technology and equipment, its size and its international presence.

Sales and Marketing

     Historically, Caribiner has acquired new clients and marketed its services primarily by cross-selling to existing clients, responding to requests for proposals, pursuing client referrals, identifying prospects through research of a potential client's business communications needs, actively marketing to potential new customers and through acquisitions of other business communications services providers. The Company solicits prospective accounts through personal contacts by members of Caribiner's senior management as well as through the Company's managers responsible for business development. With respect to the Communications division, when a new account is established, the Company assigns a sales executive (an account manager) to the client to build the relationship and ensure that the client's needs are being met, and to seek out further opportunities to penetrate this account. The Communications division and international operations employs a full-time sales and marketing staff of approximately 100 persons, and has dedicated a senior group of sales and marketing executives to identify potential client relationship opportunities and promote Caribiner's expertise and range of services. Generally, account managers are assigned a number of different accounts which may be comprised of a number of businesses or a number of divisions, departments or groups within the same business.

     The Company's AV operations market their services by type of service offered and by geographic region. As with the Communications division, personnel are assigned to those accounts that are identified by management to be strategically significant. In addition, the AV operations employ a full-time sales and marketing staff to evaluate market opportunities and identify potential clients. The Company's personnel also work with the sales and marketing personnel of the various hotels in which the Company's AV operations are the preferred in-house provider to promote the hotels' meeting and conference capabilities, thereby creating additional selling opportunities for the Company.

Operations

      General. Each of the Company's regional offices in the Communications division is run by a general manager, who is supported by sales executives (the account managers) who establish and foster customer relationships; creative and technical personnel who direct concept development, staging and execution of a project; and producers and project managers who have ultimate responsibility for project execution, media creation and theatrical staging of an event. In the TAVS division (as well as in the AVHQ and HRI subsidiaries) the Company employs on-site service representatives to serve hotel properties. In addition, the Company's AV operations maintain regional inventory support and sales offices in various locations throughout the U.S. Each office supplements its staff with independent contractors or part-time employees where needed. Caribiner has long-standing relationships with freelance contractors and part-time employees in various production, technical, and creative disciplines, which gives it a competitive advantage in being able to produce the highest quality events for its customers while keeping overhead lower and utilizing resources more efficiently.

     Although each of the Company's office focuses primarily on serving the needs of clients located in its geographic region, Caribiner's management emphasizes the coordination of activities between offices and allocates, when necessary, resources from one office in order to support another. This coordination of activities allows the Company to serve its clients at a local level while at the same time providing clients with resources and expertise of an international organization. Caribiner has also centralized the accounting, finance, and information technology ("IT") functions of the Company (except for those of Visual Action, whose administrative and IT functions will be centralized, as appropriate, as Visual Action is integrated with the Company) in New York and Atlanta to minimize overhead and administrative expense.

     Foreign Operations. During fiscal 1997, the Company's foreign operations, which are predominantly located in the United Kingdom, generated revenue of $52.8 million and operating income of $1.5 million and at September 30, 1997 had identifiable assets, including goodwill, of $55.4 million.

Employees

     As of December 15, 1997, Caribiner employed approximately 3,680 full-time employees, of which 3,020 employees were located domestically and 660 were located internationally.

     Except for approximately 15 employees of the Company's Bauer Audio
Visual, Inc. subsidiary, whose terms of employment are covered by a collective bargaining agreement with a union, the Company has no full-time employees whose employment is covered by collective bargaining or similar agreements with unions; however, the Company and its subsidiaries do from time to time independently contract with or hire part-time union personnel, especially during the production of a particular meeting or event, and, accordingly, the Company and/or its subsidiaries, is a party to certain agreements with unions governing the hiring and terms of employment of such personnel. Over the course of any given project period, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of freelance contractors or part-time employees. Depending on the timing and specific requirements of the events and the number of overlapping events in any given planning period, the use of freelance contractors and part-time employees can vary significantly. The Company considers its relations with its full-time employees, part-time employees and independent contractors to be good.

Competition

     Although no firm data exists with respect to the size of the business communications and meeting services industry and the number and size of competitors within the industry, management believes, based on its experience in the industry, that the business communications and meeting services industry is highly fragmented. Caribiner believes that no one participant or small number of participants is dominant in the industry and that its competitors consist primarily of small, generally regional firms which provide a limited range of services, although there are several participants in the industry whose business, like that of Caribiner, is full service in scope. Management believes that certain competitors have capabilities and resources comparable to and in certain respects greater than those of the Company. Caribiner also competes with in-house communications staffs of existing and potential clients.

     Management believes that the competitive factors most important in the business communications and meeting services industry are organizational breadth, creative, production and technical expertise, demonstrated ability to execute projects, range of services offered, range of industries serviced, size, geographical presence and price.

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

Item 2. Properties

     Caribiner's corporate headquarters and New York office are located in leased offices occupying approximately 40,000 square feet at 16 West 61st Street, New York, New York 10023-7604. The lease for the Company's headquarters expires in 2000. The Company is presently reviewing its future space requirements, but has not entered into any commitments.

     The Company also leases offices and warehouse space in cities throughout the United States, as well as in London, Sydney, Melbourne, Auckland, Wellington, Glasgow and Hong Kong. The Company anticipates that as it expands, it will require additional office space to support such growth and believes that suitable additional or alternative space will be available as needed.

     The principal offices for the Company's TAVS division are located in Atlanta in leased offices occupying approximately 73,500 square feet at 1990 Defoor Avenue, Atlanta, Georgia 30318. The lease for this space expires in 2000.

Item 3. Legal Proceedings

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of the Company, no such litigation has had or is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.


Item 4A. Executive Officers and Directors of the Company


    Name               Age                 Position
    ----               ---                 --------
Raymond S. Ingleby ....... 34   Chairman of the Board and Chief Executive
                                Officer of Caribiner International, Inc.

Richard H. Vent .......... 56   President and Chief Operating Officer of
                                Caribiner International, Inc.

Arthur F. Dignam ......... 51   Executive Vice President and Chief Financial
                                and Administrative Officer of Caribiner
                                International, Inc.

Mark M. Cohen ............ 50   Executive Vice President-Strategic Planning and
                                Development of Caribiner International, Inc.

Lawrence P. Golen ........ 40   Executive Vice President of Caribiner
                                International, Inc. and President of Total
                                Audio Visual Services

Brian Shepherd ........... 40   Executive Vice President of Caribiner
                                International, Inc. and President of
                                Caribiner Communications

Errol M. Cook ...........  58   Director

Bryan D. Langton ........  61   Director

Sidney Lapidus ..........  60   Director

David E. Libowitz .......  34   Director

C. Anthony Wainwright ...  64   Director

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

     Richard S. Vent has been President and Chief Operating Officer of the

Company since September, 1997. Prior to joining the Company, Mr. Vent was a partner in New Century Equity Corporation, a buy-out fund serving corporate and institutional pension funds from 1995 to 1997. Prior thereto, Mr. Vent served as President of ARAMARK's leisure and international businesses from 1985 to 1995, where he was responsible for ARAMARK's international food service operations in 13 countries, as well as its domestic leisure operation, including hotel services and concessions.

     Arthur F. Dignam has been Executive Vice President and Chief Financial Officer of the Company since February, 1994 and Chief Administrative Officer since November, 1995. Prior to joining the Company, Mr. Dignam worked as an independent consultant from August, 1993 to January, 1994, and was Vice President and Chief Financial Officer for Panavision International, the privately-held predecessor to Panavision Inc., a company that manufactures high quality cameras and accessories for the film and television industry, from February, 1989 to July, 1993.

     Mark M. Cohen has been Executive Vice President-Strategic Planning and Development of the Company since July, 1997. Prior thereto, Mr. Cohen served as Executive Vice President of the Company and President of Caribiner Communications from November, 1995 to June, 1997. Mr. Cohen joined Caribiner in November, 1994 as Executive Vice President of Caribiner, Inc. and General Manager of its New York office. Prior to joining the Company, Mr. Cohen served in various general management positions with Maritz Inc., a marketing service and performance improvement company, from June, 1976 to November, 1993.

     Lawrence P. Golen has been Executive Vice President of the Company and President of TAVS since October, 1996, when he joined the Company after its acquisition of TAVS from General Electric Capital Computer Leasing Corporation ("GECCLC"). Prior thereto, Mr. Golen served as General Manager of TAVS from September, 1994 to October, 1996 and as General Manager of the Test Equipment Management Services division of GECCLC from May, 1994 to October, 1996. Prior thereto, Mr. Golen served as Vice President-Marketing and Sales of Douglas Manufacturing from January, 1993 to April, 1994.

     Brian Shepherd has been Executive Vice President of the Company and President of Caribiner Communications since July, 1997. From November, 1995 until July, 1997, Mr. Shepherd served as Executive Vice President of Strategic Planning and International Operations, of the Company. Mr. Shepherd joined the Company as Vice President of Caribiner, Inc. and General Manager of its Atlanta office in July, 1995. Prior thereto, Mr. Shepherd was President and Chief Executive Officer of Imagination (USA) Inc., a subsidiary of Imagination, UK, a European-based business communications company, from December, 1992 to July, 1995.

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

     Sidney Lapidus has been a director of the Company since June, 1992. Mr. Lapidus is a Managing Director of EMW LLC. Mr. Lapidus has been associated with EMW LLC or its predecessor since 1967. Mr. Lapidus serves on the board of directors of Pacific Greystone Corporation, Knoll Inc., Grubb & Ellis and Panavision Inc., as well as several privately held companies.

     David E. Libowitz has been a director of the Company since June, 1992. Mr. Libowitz is a Vice President of EMW LLC and has been associated with EMW LLC or its predecessor since July, 1991. Mr. Libowitz serves on the board of directors of TV Filme, Inc., as well as certain privately held companies.

     Anthony Wainwright has been a director of the Company since March, 1997. Mr. Wainwright has served as Vice Chairman of McKinney & Silver, a privately-held advertising agency, since April, 1997. Mr. Wainwright was Chairman of Harris, Drury, Cohen, Inc., an advertising agency, from 1995 to February, 1997. Prior thereto Mr. Wainwright was Chairman of Compton Partners, Saatchi & Saatchi, a national advertising agency, from 1994 to 1995 and was Vice Chairman of that company from 1989 to 1994. Mr. Wainwright serves on the Board of Directors of All-Comm Media Co., American Woodmark Corporation, Del Webb Corp., Gibson Greetings, Inc. and Advanced Polymer Systems.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     (a) The Common Stock is listed on the New York Stock Exchange under the symbol "CWC." The following table sets forth on a per share basis, for the periods indicated, the high and low closing prices of the Common Stock as reported by the New York Stock Exchange. (Such prices have been adjusted to reflect the 2-for-1 stock split effected by the Company on June 20, 1997.) The Common Stock was not publicly traded prior to March 11, 1996, the date of its initial public offering. The number of stockholders of record of Common Stock on December 1, 1997 was 152.

                                                             Price Range
                                                             -----------
                                                           High          Low
                                                           ----          ---
Fiscal 1997:
     First Quarter ...................................   $25 1/8      $20 7/8
     Second Quarter ..................................    26 3/4       21 3/4
     Third Quarter ...................................    35           22 15/16
     Fourth Quarter ..................................    44 7/8       32 3/4



Fiscal 1996:
     Second Quarter (from March 11, 1996) ............    13 7/16      10 9/16
     Third  Quarter ..................................    18 3/8       12 1/4
     Fourth Quarter ..................................    21 1/2       14

     The closing price per share of the Common Stock on December 22, 1997 was $38.00.

     The Company has not paid any dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its growth and development and therefore does not anticipate any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate. In addition, the terms of the Company's credit facility pursuant to which The Chase Manhattan Bank acts as agent contains limitations on the Company's ability to pay dividends.

     The Company issued and sold the following unregistered securities during the quarterly period ended September 30, 1997:

     1. On July 1, 1997, the Company granted to one employee options to purchase an aggregate of 7,000 shares of Common Stock at an exercise price per share of $32.78125 pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreement, one third of such options vest on July 1, 1998; one third of such options vest and become exercisable on July 1, 1999, and one third of such options vest and become exercisable on July 1, 2000.

     2. On July 1, 1997, the Company issued and sold an aggregate of 10,152 shares of Common Stock to ten former stockholders of SCH International Limited (the "Sellers") (the capital stock of which was purchased by the Company in June, 1996) in connection with the settlement of any future obligations of the Company to make contingent payments to the Sellers.

     3. On July 3, 1997, the Company granted to four employees options to purchase an aggregate of 12,000 shares of Common Stock at an exercise price per share of $33.0625 pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreements, one third of such options vest on July 3, 1998; one third of such options vest and become exercisable on July 3, 1999, and one third of such options vest and become exercisable on July 3, 2000.

     4. On July 3, 1997, the Company issued and sold an aggregate of 167,762 shares of Common Stock to three former stockholders of Bauer Audio Visual, Inc. ("Bauer") in connection with the purchase of all of the outstanding capital stock of Bauer.

     5. On July 9, 1997, the Company granted to twenty-nine employees options to purchase an aggregate of 42,100 shares of Common Stock at an exercise price per share of $36.15625 pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreements, one third of such options vest on July 9, 1998; one third of such options vest and become exercisable on July 9, 1999, and one third of such options vest and become exercisable on July 9, 2000.


     6. On July 9, 1997, the Company issued and sold an aggregate of 42,372 shares of Common Stock to six former stockholders of Envision Corporation ("Envision") in connection with the purchase of all of the outstanding capital stock of Envision.

     7. On September 29, 1997, the Company granted to four employees options to purchase an aggregate of 68,500 shares of Common Stock at an exercise price per share of $40.1875 pursuant to stock option agreements under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreements, one third of such options vest on September 29, 1998; one third of such options vest and become exercisable on September 29, 1999, and one third of such options vest and become exercisable on September 29, 2000.

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

      (b) Not applicable to Company for fiscal year ended September 30,
1997.
                                       8

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
                        (In thousands, except share data)

     The historical selected financial data presented below as of and for the fiscal years ended September 30, 1993, 1994, 1995, 1996 and 1997, are derived from, and are qualified by reference to, the financial statements that have been audited by Ernst & Young LLP, independent auditors. The data presented below should be read in conjunction with the Company's financial statements and related notes thereto and other information included elsewhere in this Form 10-K.

                                                                                     Year ended September 30,
                                                                  -----------------------------------------------------------------
                                                                    1993          1994          1995          1996          1997
                                                                  ---------     ---------     ---------     ---------     ---------
Statement of Operations Data:
Service revenue ..............................................    $  50,107     $  59,174     $  81,131     $ 148,330     $212,393
Rental revenue  ..............................................          --            --            --            --       129,865
                                                                  ---------     ---------     ---------     ---------     ---------
   Total revenue .............................................       50,107        59,174        81,131       148,330      342,258

Cost of service revenue ......................................       34,907        39,724        54,312        99,797      143,002
Cost of rental revenue .......................................          --            --            --            --        83,764
                                                                  ---------     ---------     ---------     ---------     ---------
   Total revenue .............................................       34,907        39,724        54,312        99,797      226,776

Gross profit .................................................       15,200        19,450        26,819        48,533      115,492
Selling, general and administrative expenses .................       12,551        14,349        19,306        30,442       71,270
Non-cash compensation expense(a) .............................          --            --            --          1,072         --
Depreciation and amortization ................................        3,852         2,137         2,330         3,142       11,180
Write-off of certain intangibles(b) ..........................        4,614          --            --            --           --
                                                                  ---------     ---------     ---------     ---------     ---------
Total operating expenses .....................................       21,017        16,486        21,636        34,656       82,450
                                                                  ---------     ---------     ---------     ---------     ---------
Operating income (loss) ......................................       (5,817)        2,964         5,183        13,877       33,042
Interest expense with related parties ........................        1,435         2,107         2,234         1,199         --
Interest expense, other ......................................          222           502         1,259           387        2,429
                                                                  ---------     ---------     ---------     ---------     ---------
Income (loss) before taxes ...................................       (7,474)          355         1,690        12,291       30,613
Provision for taxes ..........................................           23            62           264         4,302       12,551
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss) ............................................       (7,497)          293         1,426         7,989     $ 18,062
Preferred stock dividends(c) .................................         (517)         (582)         (655)         (327)        --
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss) available to common stockholders ...........    $  (8,014)    $    (289)    $     771     $   7,662     $ 18,062
                                                                  ---------     ---------     ---------     ---------     ---------
Earnings per common share(d) .................................                  $    0.60     $    0.25     $    0.53     $   0.83
                                                                                ---------     ---------     ---------     =========

                                                                                      Year ended September 30,
                                                                  -----------------------------------------------------------------
                                                                     1993          1994         1995           1996         1997
                                                                  ---------     ---------     ---------     ---------     ---------
Balance Sheet Data:
Working capital (deficit) ...........................              $ (1,349)     $ (1,452)     $    352      $  7,488      $ 36,151
Total assets ........................................                15,182        31,266        45,298       126,322       313,877
Total debt, including accrued interest ..............                19,223        24,531        34,175        22,839        61,859
Stockholders' equity (deficit) ......................               (12,269)      (13,249)      (12,434)       53,468       171,434

                      See Notes to Selected Financial Data

                        NOTES TO SELECTED FINANCIAL DATA


(a) Non-cash compensation expense for the year ended September 30, 1996 of $1.1 million (or $0.06 per share) resulting primarily from the vesting of non-voting common stock issued at a price lower than its fair market value under the 1993 Management Stock Plan, which was terminated upon consummation of the Company's initial public offering (the "Initial Public Offering") of shares of Common Stock in March, 1996.

(b) Reflects adjustment to net realizable value of certain intangibles, principally module and film libraries acquired in purchase business transactions.

(c) All preferred stock was converted into Common Stock in connection with the Initial Public Offering.

(d) Earnings per common share for the years ending September 30, 1994, 1995 and 1996 has been calculated using the weighted average number of shares of Common Stock outstanding during the period, plus Common Stock issued pursuant to the Management Stock Plan and warrants to purchase Common Stock issued at prices below the Initial Public Offering price of $17.00 per share during the twelve months immediately preceding December 15, 1995 (the initial filing date of the Registration Statement relating to the Initial Public Offering), assuming such Common Stock was outstanding for all periods presented. In addition, net income per common share assumes conversion of the Company's 11.5% Convertible Promissory Note (the "Convertible Note") and the conversion of all outstanding shares of preferred stock into shares of Common Stock (which, in each case, occurred on March 15, 1996) as if such conversions occurred on October 1, 1994. Accordingly, net income per common share reflects adjustments to eliminate interest expense incurred on the Convertible Note during each of fiscal 1994, fiscal 1995 and fiscal 1996, and to eliminate accrued preferred stock dividends.

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

                                                                              Year ended September 30,
                                                        --------------------------------------------------------------------------
                                                                 1995                      1996                     1997
                                                        ----------------------    ---------------------     ----------------------
                                                                                (Dollars in thousands)
Service revenue ....................................    $ 81,131        100.0%    $148,330        100.0%   $ 212,393        62.1%
Rental revenue .....................................         --           --           --           --       129,865        37.9
                                                        --------        -----     --------        -----     --------       -----
   Total revenue ...................................      81,131        100.0%     148,330        100.0%     342,258       100.0%

Cost of service revenue ............................      54,312         66.9       99,797         67.3      143,002        41.8
Cost of rental revenue .............................         --           --           --           --        83,764        24.5
                                                        --------        -----     --------        -----     --------       -----
   Total cost of revenue ...........................      54,312         66.9       99,797         67.3      226,766        66.3
                                                        --------        -----     --------        -----     --------       -----
Gross profit .......................................      26,819         33.1       48,533         32.7      115,492        33.7
Selling, general and administrative expenses .......      19,306         23.8       30,442         20.5       71,270        20.8
Non-cash compensation expense ......................        --            --         1,072          0.7         --            --
Depreciation and amortization ......................       2,330          2.9        3,142          2.1       11,180         3.3
                                                        --------        -----     --------        -----     --------       -----
Total operating expenses ...........................      21,636         26.7       34,656         23.4       82,450        24.1
                                                        --------        -----     --------        -----     --------       -----
Operating income ...................................       5,183          6.4       13,877          9.4       33,042         9.6
Interest expense with related parties ..............       2,234          2.8        1,199          0.8         --            --
Interest expense, other ............................       1,259          1.6          387          0.3        2,429         0.7
                                                        --------        -----     --------        -----     --------       -----
Income before taxes ................................       1,690          2.1       12,291          8.3       30,613         8.9
Provision for taxes ................................         264          0.3        4,302          2.9       12,551         3.7
                                                        --------        -----     --------        -----     --------       -----
Net income .........................................    $  1,426          1.8%    $  7,989          5.4%   $  18,062         5.2%
                                                        ========        =====     ========        =====     ========       =====


Results of Operations

Fiscal 1997 Compared to Fiscal 1996


Revenue. Revenue increased $194.0 million, or 130.7%, from $148.3 million in fiscal 1996 to $342.3 million in fiscal 1997. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services and audio-visual and rental, sales and companies. Approximately 67% of the increase represented revenue from the rental of audio visual equipment through the Company's Total Audio Visual Services ("TAVS") division, which includes the results from the respective dates of acquisition of the following audio-visual companies acquired in fiscal 1997: Video Supply Company, Inc. d/b/a Projexions Video Supply and Projections/Video Supply Company (together "Projexions") (acquired in January,
1997), Blumberg Communications, Inc. ("Blumberg") (acquired in January, 1997), D&D Enterprises, Inc. d/b/a Show Solutions ("Show Solutions") (acquired in April, 1997) and Bauer Audio Visual, Inc. (acquired in July, 1997). Increases in service revenue accounted for the remaining 33% of the total revenue growth due primarily from clients in the automotive, consumer products, telecommunications, information technologies and government industries. Service revenue from clients in the financial services industry decreased primarily as a result of a triennial sales meeting held by a financial services client in fiscal 1996.

Gross profit. Total gross profit increased $67.0 million, or 138%, from $48.5 million in fiscal 1996 to $115.5 million in fiscal 1997, primarily as a result of the revenue growth described above. As a percentage of service revenue, gross profit was 32.7% in each of fiscal 1996 and 1997. Gross profit as a percentage of rental revenue was 35.5%.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $40.9 million, or 134%, from $30.4 million in fiscal 1996 to $71.3 million in fiscal 1997. The increase resulted primarily from the expansion of operations both organically and through acquisitions, as well as from normal inflationary increases. Salaries and related costs increased $23.8 million to support the Company's overall significant growth, as well as increased personnel resulting from acquisitions. Other general and administrative expenses, including rent and related costs, telephone, office supplies, as well as insurance costs, and other miscellaneous expenses, increased $12.9 million to support the significant revenue and acquisition growth. Direct selling expenses such as travel, marketing and other costs related to obtaining business increased $4.2 million. Selling, general and administrative expenses, as a percentage of total revenue, were comparable in both periods. The $1.1 million nonrecurring, non-cash compensation charge during fiscal 1996 was the result of the vesting of common stock sold pursuant to the Company's 1993 Management Stock Plan at a price lower than its fair market value.

Depreciation and amortization. Depreciation and amortization expense increased to $11.2 million in fiscal 1997, an increase of $8.1 million as compared to $3.1 million in fiscal 1996. The continued investment in information technology, as well as property and equipment acquired through acquisitions, resulted in increased depreciation expense of $4.8 million. Amortization expense increased $3.3 million resulting primarily from goodwill arising from acquisitions.

Interest expense. Net interest expense increased by $2.0 million from fiscal 1996 to fiscal 1997 primarily due to higher average borrowings to finance acquisitions, operational expansion, capital expenditures and increased working capital requirements. Interest expense with related parties decreased $1.2 million from fiscal 1996 due to the repayment and conversion of debt on March 15, 1996 in connection with the Company's initial public offering.

Income before taxes. Income before taxes increased from $12.3 million in fiscal 1996 to $30.6 million in fiscal 1997 as increased revenue from existing and new accounts and acquired businesses contributed to the improved earnings of the Company.

Provision for taxes. The provision for taxes as a percentage of income before taxes was 35% and 41% for fiscal 1996 and fiscal 1997, respectively. The increase in the effective tax rate is due to the fact that a portion of income before tax in fiscal 1996 was offset by net operating loss carryforwards.

Net income. Net income increased to $18.1 million in fiscal 1997 from $8.0 million in fiscal 1996. Earnings per common share increased in fiscal 1997 to $0.83 from $0.53 in fiscal 1996. Earnings per share in fiscal 1996 was computed on a pro forma basis assuming conversion of the convertible promissory note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the consummation of the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma earnings per share computation reflects adjustments to eliminate the interest expense incurred on the convertible promissory note and to eliminate accrued preferred stock dividends. Excluding the effect of the nonrecurring non-cash compensation charge of $1.1 million, net income per common share would have been $0.59 for fiscal 1996.


Fiscal 1996 Compared to Fiscal 1995


Revenue. Revenue increased $67.2 million, or 83%, from $81.1 million in fiscal 1995 to $148.3 million in fiscal 1996. Through a combination of internal growth and acquisitions, the Company increased its revenues from clients across a broad range of industries. Increases in telecommunications, food services and information technology clients accounted for 14.6%, 12.3% and 12.3% of the revenue growth, respectively. In addition, a new lodging client accounted for 8.7% of the increased revenue. Approximately 25% of the increase was due to sales meetings in connection with a triennial event held by an insurance client. The remainder of the increase in revenue was spread among several other industries.

Gross profit. Gross profit increased 81% from $26.8 million in fiscal 1995 to $48.5 million in fiscal 1996, primarily as a result of the revenue growth described above. Gross profit as a percentage of revenue decreased slightly to 32.7% in fiscal 1996 from 33.1% in fiscal 1995.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $11.1 million, or 58%, from $19.3 million in fiscal 1995 to $30.4 million in fiscal 1996. Salaries and related costs increased $6.9 million resulting primarily from the addition of new offices and personnel resulting from acquisitions and in support of other revenue growth, as well as normal inflationary increases. Other general and administrative expenses, including rent, occupancy and telephone, increased $2.6 million resulting from the Company's overall growth. Direct selling expenses, including commissions, advertising, travel and other costs related to obtaining business, increased $1.6 million. Selling, general and administrative expenses as a percentage of revenue declined from 23.8% in fiscal 1995 to 20.5% in fiscal 1996 as revenue increased more rapidly than such expenses. In fiscal 1996, the Company also recorded a nonrecurring non-cash compensation expenses of $1.1 million resulting from the vesting of common stock sold pursuant to the Company's 1993 Management Stock Plan at a price lower than its fair market value.

Depreciation and amortization. Depreciation and amortization expense increased $0.8 million from $2.3 million in fiscal 1995 to $3.1 million in fiscal 1996. This increase was primarily due to the purchase of computer equipment, fixed assets acquired through acquisitions and goodwill resulting from such acquisitions.

Interest expense. Interest expense with related parties decreased by $1.0 million from fiscal 1995 to fiscal 1996 due to the repayment and conversion of debt as of March 15, 1996 in connection with the Company's initial public offering. Net interest expense, decreased by $0.9 million from fiscal 1995 to fiscal 1996 due to a lower average borrowing level, the repayment of outstanding balances as of March 15, 1996 in connection with the Company's initial public offering, and interest income earned on the proceeds from the initial public offering.

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

Net income. Net income increased to $8.0 million in fiscal 1996 from net income of $1.4 million in fiscal 1995, for the reasons set forth in the preceding paragraphs. Pro forma net income per common share increased in fiscal 1996 to $0.53 from $0.25 in fiscal 1995. Excluding the effect of the nonrecurring non-cash compensation charge of $1.1 million, pro forma net income per common share would have been $0.59 for fiscal 1996.

Liquidity and Capital Resources

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for periods indicated:

                                                         Year Ended September 30,
                                             1995                 1996                  1997
                                       -----------------    -----------------      ----------------
Net cash provided by (used in):
     Operating activities              $           444       $        7,260        $        6,852
     Investing activities                       (7,758)             (46,204)             (128,522)
     Financing activities                        7,255               47,077               123,145

In fiscal 1995, the Company generated approximately $0.4 million from operating activities. The expansion of operating activities and revenue growth resulted in higher working capital requirements. Investing activities included the purchase of property and equipment and acquisitions of intangibles and businesses that required approximately $7.8 million. Financing activities provided approximately $7.3 million through use of the bank facilities in place during fiscal 1995.

In fiscal 1996, the Company generated $7.3 million from its operating activities. Net income plus depreciation and amortization and the nonrecurring non-cash compensation charge described above provided $12.2 million. The net change in working capital used $4.9 million, with increases in accounts receivable, prepaid expenses and other current assets as well as a decrease in accrued interest payable, offset by a net increase in accrued expenses and accounts payable. Investing activities required $46.2 million, resulting primarily from the acquisition of businesses and the purchase of equipment. Financing activities provided approximately $47.1 million, of which an aggregate of $44.4 million of net proceeds were received in fiscal 1996 from the issuance of the Company's common stock and the exercise of warrants to purchase the Company's common stock, $19.8 million was provided by the Company's then-existing bank facilities. Such amounts were offset by $16.9 million used to repay certain outstanding bank borrowings and substantially all other long-term indebtedness, and to pay accrued preferred stock dividends. In addition, $0.2 million was used to repurchase the Company's common stock in fiscal 1996.

In fiscal 1997, the Company generated $6.9 million from its operating activities. Net income plus amortization and depreciation provided $31.1 million. The net change in working capital used $24.3 million, with increases in accounts receivable, prepaid expenses and other assets as well as decreases in deferred income, offset by increases in accrued expenses and other liabilities and a decrease in deferred charges. A total of $128.5 million was used for investing activities, primarily for the acquisition of businesses and the purchase of equipment. Financing activities provided $123.2 million, of which $135.9 million was provided by the Company's existing banking facilities, $85.8 million of net proceeds were received in fiscal 1997 from the issuance of common stock. In addition, $98.5 million was used to repay outstanding bank borrowings during the period.


On December 4, 1996, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $27 million in fiscal 1996 to $100 million in fiscal 1997, consisting of a $75 million six year reducing revolving credit facility (the "Reducing Revolver") to be utilized in connection with the financing of acquisitions and a $25 million six year revolving line of credit (the "Revolving Line" and together with the Reducing Revolver, the "1996 Facilities"). Amounts outstanding under the Company's former bank facilities were repaid with proceeds from the 1996 Facilities. Interest on outstanding amounts under the 1996 Facilities was payable quarterly in arrears and, at the option of the Company, interest accrued at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based on the greatest of (a) the agent bank's prime rate,
(b) the three month secondary certificate of deposit rate and (c) the federal funds rate. Pursuant to the terms of the 1996 Facilities, the Company was required to reduce outstanding amounts under the Revolving Line to less than $5.0 million for a period of not less than 30 days during every 12-month period commencing on December 4, 1996.

On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit to be used in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan ("the 1997 Facilities") to be utilized in connection with the acquisition of Visual Action Holdings plc (See "--Recent
Developments). Amounts outstanding under the 1996 Facilities were repaid with the proceeds from the 1997 Facilities. The Company will recognize an extraordinary loss of $1.0 million in the quarter ending December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the 1996 Facilities. Approximately $4.8 million in debt issuance fees were incurred in connection with the 1997 Facilities. Such fees will be amortized over the term of the 1997 Facilities. The maturity date of each of the 1997 Facilities is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the 1997 Facilities is currently LIBOR plus 1.125%. The applicable interest rates will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). As of December 12, 1997, the Company had approximately $327.4 million outstanding under the 1997 Facilities.

Capital expenditures were $1.6 million in fiscal 1995, $2.2 million in fiscal 1996 and $17.7 million in fiscal 1997. During fiscal 1995 and 1996, the purchase of additional personal computers and expanded capabilities for the computer system accounted for the largest areas of expenditure. During fiscal 1997, the purchase of audio-visual rental equipment and the continued investment in information technology comprised the major portion of capital expenditures.

Quarterly Results

The following table sets forth the unaudited quarterly results of operations for each of the quarters in the two years ended September 30, 1996 and 1997. In management's opinion, this unaudited quarterly information includes all adjustments which are necessary for a fair presentation of the information for the quarters presented. The operating results in any quarter are not necessarily indicative of the results which may be expected for any other future period.

                                                          Fiscal 1996                                  Fiscal 1997
                                        --------------------------------------------    --------------------------------------------
                                          1st         2nd         3rd         4th         1st         2nd         3rd         4th
                                          ---         ---          ---         ---        ---         ---         ---         ---
                                        Quarter     Quarter      Quarter     Quarter    Quarter     Quarter      Quarter     Quarter
                                        -------     -------      -------     -------    -------     -------      -------     -------
                                                                               (In thousands)
Revenue ..........................    $ 20,407     $ 31,220    $ 48,150    $ 48,553    $ 52,659     $ 77,435    $103,199    $108,965
Gross profit .....................       7,066       10,190      15,576      15,701      17,830       26,085      35,377      36,200
Operating income (loss) ..........         (87)       1,576       6,556       5,832       1,770        6,903      13,670      10,699
Net income (loss) ................        (898)         643       4,408       3,836         736        3,721       8,013       5,592

Recent Developments

On October 29, 1997, pursuant to an offer document dated November 1, 1997, the ("Offer Document"), the Company announced a cash offer (the "Offer") by its wholly-owned United Kingdom subsidiary, Caribiner Services Limited, to acquire all of the outstanding capital shares of Visual Action Holdings plc, a United Kingdom company ("Visual Action").

Visual Action provides corporate meetings services, including audio-visual and exhibition, and broadcast video services in the United States and the United Kingdom. The Company has announced that it intends to dispose of Visual Action's broadcast video services unit as soon as practicable.

On November 25, 1997, the Company declared the offer to be unconditional in all respects, thereby committing Caribiner Services Limited to purchase all Visual Action shares validly tendered pursuant to the Offer. As of November 24, 1997, by means of open market purchases and shares tendered pursuant to the Offer Document, the Company, through Caribiner Services Limited, owned or had the obligation to acquire a total of 46,680,682 shares of Visual Action (or approximately 93.2% of the issued shares capital). Thereafter, Caribiner Services Limited began the process of acquiring those shares of Visual Action not tendered pursuant to the Offer by compulsory purchases pursuant to the provisions of the UK Companies Act of 1985. Such compulsory purchases are expected to be completed during February 1998.

The total acquisition price for the shares is expected to be approximately $253.0 million. In addition, the Company assumed approximately $44.3 million in outstanding indebtedness of Visual Action. The Company expects to incur transaction costs of approximately $3.0 million. All such costs will be financed through the Company's 1997 Facilities.

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

Income Taxes

     The Company's effective tax rates for fiscal 1995, fiscal 1996 and fiscal 1997 were 15.6%, 35.0% and 41.0%, respectively. In fiscal 1995, the lower effective tax rate resulted from the utilization of federal net operating loss ("NOL") carryforwards. The increase in the effective tax rates for fiscal 1996 is due primarily to income before tax in excess of available NOL carryforwards. The increase in the fiscal 1997 effective tax rate resulted from income before taxes not being offset by NOLs. In future years, as in fiscal 1997, the Company does not expect to recognize any material benefit related to the utilization of NOL carryforwards and expects to reflect a tax rate in accordance with statutory tax rates adjusted for book/tax differences such as non-deductible expenses.

New Accounting Pronouncements


     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"), which is required to be adopted for the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share, which will replace primary earnings per share will exclude the dilutive effect of stock options. The impact of Statement 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

     In June 1997, the Financial Accounting Standards Boards issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise ("Statement 131"), which applies to all public business enterprises. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management is in the process of determining the effect of Statement 131 on its financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable to Company for fiscal year ended September 30, 1997.

Item 8.  Financial Statements and Supplementary Data

                         Report of Independent Auditors

To the Stockholders and Board of Directors
Caribiner International, Inc.

We have audited the accompanying consolidated balance sheets of Caribiner International, Inc. (the "Company") as of September 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



New York, New York
December 3, 1997

                          CARIBINER INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,
                                                                            --------------------------
                                                                              1996             1997
                                                                            ---------        ---------
                                                                              (amounts in thousands)
                              ASSETS
Current Assets:
Cash and cash equivalents, including restricted cash of $852 in 1997        $   8,432        $  10,253
Trade accounts receivable, net of allowance for doubtful
   accounts of $305 in 1996 and $740 in 1997                                   36,202           77,780
Deferred charges                                                                8,989           10,229
Prepaid expenses and other current assets                                       3,395            9,128
                                                                            ---------        ---------
          Total Current Assets                                                 57,018          107,390
Property and equipment, net                                                    21,181           45,714
Goodwill, net                                                                  47,723          157,154
Other assets                                                                      400            3,619
                                                                            ---------        ---------
          TOTAL ASSETS                                                      $ 126,322        $ 313,877
                                                                            =========        =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of credit                                                         $   6,000        $      --
Current portion of long-term debt                                                 649            1,217
Trade accounts payable                                                          7,530           18,816
Accrued expenses and other current liabilities                                  8,503           23,200
Accrued production costs                                                       11,355           11,055
Taxes payable                                                                   2,158            4,726
Deferred income                                                                13,335           12,225
                                                                            ---------        ---------
          Total Current Liabilities                                            49,530           71,239
Long-term debt                                                                 16,190           60,642
Deferred income                                                                 5,007            5,617
Deferred tax liability                                                            410              715
Other liabilities                                                               1,717            4,230
                                                                            ---------        ---------
          TOTAL LIABILITIES                                                    72,854          142,443

Stockholders' Equity:
Preferred stock, $.01 par value:
2,000 shares authorized, none issued and outstanding at 1996 and 1997              --               --
Common stock, $.01 par value:
40,000 voting shares authorized, 19,197 and 23,417 shares issued
   and outstanding at 1996 and 1997, respectively                                 192              234
Additional paid-in capital                                                     59,937          159,874
Translation adjustment                                                             86               11
Retained earnings (deficit)                                                    (6,747)          11,315
                                                                            ---------        ---------
          TOTAL STOCKHOLDERS' EQUITY                                           53,468          171,434
                                                                            ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 126,322        $ 313,877
                                                                            =========        =========

        See accompanying notes to the consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year ended September 30,
                                                        --------------------------------------
                                                                (amounts in thousands)
                                                          1995           1996           1997
                                                        --------       --------       --------
Service Revenue                                         $ 81,131       $148,330       $212,393
Rental Revenue                                                --             --        129,865
                                                        --------       --------       --------
   Total Revenue                                          81,131        148,330        342,258
                                                        --------       --------       --------
Cost of Service Revenue                                   54,312         99,797        143,002
Cost of Rental Revenue                                        --             --         83,764
                                                        --------       --------       --------
   Total Cost of Revenue                                  54,312         99,797        226,766
                                                        --------       --------       --------
Gross profit                                              26,819         48,533        115,492
Operating expenses:
     Selling, general and administrative expenses         19,306         30,442         71,270
     Non-cash compensation expense                            --          1,072             --
     Depreciation and amortization                         2,330          3,142         11,180
                                                        --------       --------       --------
Total operating expenses                                  21,636         34,656         82,450
                                                        --------       --------       --------
Operating income                                           5,183         13,877         33,042
Interest expense with related parties                      2,234          1,199             --

Other interest expense, net                                1,259            387          2,429
                                                        --------       --------       --------
Income before taxes                                        1,690         12,291         30,613
Provision for taxes                                          264          4,302         12,551
                                                        --------       --------       --------
     Net income                                         $  1,426       $  7,989       $ 18,062
                                                        ========       ========       ========
     Earnings per common share                          $   0.25       $   0.53       $   0.83
                                                        ========       ========       ========

        See accompanying notes to the consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year ended September 30,
                                                                     -------------------------------------------
                                                                              (amounts in thousands)
                                                                       1995             1996             1997
                                                                     ---------        ---------        ---------
Cash flows from operating activities:
    Net income                                                       $   1,426        $   7,989        $  18,062
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Non-cash compensation expense                                           --            1,072               --
    Depreciation and amortization                                        2,330            3,142           13,082
    Change in assets and liabilities, net of amounts acquired:
        (Increase) in accounts receivable                               (6,407)          (4,520)         (19,547)
        (Increase) decrease in deferred charges                         (2,559)            (770)           1,469
        (Increase) in prepaid expenses and other
          current assets                                                  (262)            (974)          (3,928)
        Decrease (increase) in other assets                                151              443           (2,464)
        (Decrease) in accounts payable                                    (131)          (1,650)            (450)
        Increase (decrease) in deferred income                           2,875              (63)          (5,165)
        Increase in accrued expenses and other
          liabilities                                                    3,021            2,591            5,793
                                                                     ---------        ---------        ---------
        Net cash provided by operating activities                          444            7,260            6,852
                                                                     ---------        ---------        ---------
Cash flow used in investing activities:
    Purchase of property and equipment                                  (1,606)          (2,222)         (17,725)
    Acquisition of intangibles and businesses, net of cash
      acquired                                                          (6,152)         (43,982)        (110,797)
                                                                     ---------        ---------        ---------
    Net cash used in investing activities                               (7,758)         (46,204)        (128,522)

                                                                     ---------        ---------        ---------
Cash flow provided by (used in) financing activities:
    Net proceeds from issuance of common stock                              --           42,480           85,792
    Proceeds from exercise of warrants                                      --            1,691               --
    Net proceeds from (repayments of) bank line of credit                2,550            1,780           (6,000)
    Proceeds from long-term debt                                         6,000           18,000          135,870
    Repayments of long-term debt                                        (1,298)         (14,669)         (92,517)
    Payment of preferred dividends                                          --           (2,202)              --
    Proceeds from issuance of common stock under the
      1993 Management Stock Plan                                             5              174               --
    Repurchase of common stock                                              (2)            (177)              --
                                                                     ---------        ---------        ---------
    Net cash provided by financing activities                            7,255           47,077          123,145
                                                                     ---------        ---------        ---------
Effect of exchange rate changes on cash and cash equivalents                --               86              346
                                                                     ---------        ---------        ---------
Net (decrease) increase in cash and cash equivalents                       (59)           8,219            1,821
Cash and cash equivalents beginning of year                                272              213            8,432
                                                                     ---------        ---------        ---------
Cash and cash equivalents end of year                                $     213        $   8,432        $  10,253
                                                                     =========        =========        =========

        See accompanying notes to the consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  for the Three Years Ended September 30, 1997
                             (amounts in thousands)

                                                                    Common Stock                Preferred  Stock
                                                             ------------------------       ------------------------

                                                              Shares          Amount         Shares          Amount
                                                             --------        --------       --------        --------
Balance at October 1, 1994                                      4,903        $     49            450        $      5

Repurchase of 1993 Management Stock Plan shares by the
   Company                                                        (50)              *             --              --
Issuance of warrants to purchase 588 shares of common
   stock                                                           --              --             --              --
Issuance of common stock under the 1993 Management                150               1             --              --
   Stock Plan
Accrued preferred stock dividends                                  --              --             --              --
Net income                                                         --              --             --              --
                                                             --------        --------       --------        --------


Balance at September 30, 1995                                   5,003              50            450               5
Issuance of common stock under the 1993 Management
   Stock Plan                                                     174               2             --              --
Issuance of warrants to purchase 151 shares of common
   stock                                                           --              --             --              --
Repurchase of common stock                                        (62)              *             --              --
Accrued preferred stock dividends                                  --              --             --              --
Conversion of Convertible Note into preferred stock                --              --            600               6
Conversion of preferred stock into common stock                 7,193              72         (1,050)            (11)
Exercise of warrants                                            1,069              11             --              --
Issuance of common stock upon consummation of initial
   public offering                                              5,756              57             --              --
Issuance of common stock upon acquisition of
   Lighthouse, Ltd.                                                64               *             --              --
Non-cash compensation charge                                       --              --             --              --
Translation adjustment                                             --              --             --              --
Net income                                                         --              --             --              --
                                                             --------        --------       --------        --------
Balance at September 30, 1996                                  19,197        $    192             --              --
Issuance of common stock under non-employee directors'
   stock plan                                                       2              --             --              --
Issuance of common stock upon offering                          3,744              37             --              --
Issuance of common stock upon acquisitions completed
   during fiscal 1997                                             474               5             --              --

                                                                                  Retained                        Total
                                                                 Additional       Earnings     Translation    Stockholders'

                                                              Paid in Capital     (Deficit)     Adjustment   Equity (Deficit)
                                                              ---------------     ---------     ----------   ----------------
Balance at October 1, 1994                                        $  1,878        ($15,180)             --       ($13,248)

Repurchase of 1993 Management Stock Plan shares by the
   Company                                                              (2)             --              --             (2)
Issuance of warrants to purchase 588 shares of common
   stock                                                                40              --              --             40
Issuance of common stock under the 1993 Management                       5              --              --              6
   Stock Plan
Accrued preferred stock dividends                                       --            (655)             --           (655)
Net income                                                              --           1,426              --          1,426
                                                                  --------        --------        --------       --------

Balance at September 30, 1995                                        1,921         (14,409)             --        (12,433)
Issuance of common stock under the 1993 Management
   Stock Plan                                                          172              --              --            174
Issuance of warrants to purchase 151 shares of common
   stock                                                                79              --              --             79
Repurchase of common stock                                            (177)             --              --           (177)
Accrued preferred stock dividends                                       --            (327)             --           (328)
Conversion of Convertible Note into preferred stock                 11,979              --              --         11,985
Conversion of preferred stock into common stock                        (46)             --              --             15

Exercise of warrants                                                 1,680              --              --          1,691
Issuance of common stock upon consummation of initial
   public offering                                                  42,257              --              --         42,315
Issuance of common stock upon acquisition of
   Lighthouse, Ltd.                                                  1,000              --              --          1,000
Non-cash compensation charge                                         1,072              --              --          1,072
Translation adjustment                                                  --              --              86             86
Net income                                                              --           7,989              --          7,989
                                                                  --------        --------        --------       --------
Balance at September 30, 1996                                       59,937          (6,747)             86         53,468
Issuance of common stock under non-employee directors'
   stock plan                                                           37              --              --             37
Issuance of common stock upon offering                              85,754              --              --         85,791
Issuance of common stock upon acquisitions completed
   during fiscal 1997                                               14,146              --              --         14,151

*Less than $1 thousand

                          CARIBINER INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  for the Three Years Ended September 30, 1997
                             (amounts in thousands)

                                          Common Stock                   Preferred Stock
                                     ------------------------        ------------------------
                                      Shares          Amount          Shares          Amount
                                     --------        --------        --------        --------

Translation adjustment                     --              --              --              --
Net income                                 --              --              --              --
                                    =========================================================
Balance at September 30, 1997          23,417       $     234              --       $      --
                                    =========================================================

                                                      Retained                         Total
                                      Additional      Earnings       Translation     Stockholders'
                                    Paid in Capital   (Deficit)      Adjustment    Equity (Deficit)
                                    ---------------   ---------      ----------    ----------------
Translation adjustment                        --              --             (75)             (75)
Net income                                    --          18,062              --           18,062
                                    ================================================================================
Balance at September 30, 1997          $ 159,874       $  11,315       $      11        $ 171,434
                                    ================================================================================


*Less than $1 thousand

        See accompanying notes to the consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

     Caribiner International, Inc., (the "Company") is engaged in the production of meetings, events and training programs, a provider of audio visual equipment rentals, sales and installations and related staging services and a provider of related business communications and corporate meeting services that enable businesses to inform, sell to and train their sales forces, dealers, franchisees, partners, stockholders and employees.

     The Company was organized on December 1, 1989 by its then parent, Ingleby Communications Corporation ("ICC") and comprised substantially all of the operations of ICC. Effective as of June 30, 1992, the Company completed a $16 million private placement (the "Private Placement"), with Warburg, Pincus Investors, L.P. ("Warburg") consisting of $12 million principal amount of the Company's 11.5% Convertible Promissory Note (the "Convertible Note") and $4 million Cumulative Redeemable Convertible Voting Preferred Stock, par value $.01 per share (the "Preferred Stock").

     In March 1996, the Company consummated an initial public offering (the "Initial Public Offering") of its Common Stock, which included the sale by the Company of 5.8 million shares of Common Stock, resulting in net proceeds of $42.3 million, which were principally used to repay outstanding indebtedness and to fund acquisitions. Immediately prior to the initial Public Offering, the Convertible Note was converted into 0.6 million shares of Preferred Stock, which were then immediately converted into 2.1 million shares of the Company's Common Stock. Upon consumption of the Initial Public Offering, accrued interest of $6.3 million relating to the Convertible Note was paid to Warburg. In addition, Warburg exercised its warrants to purchase 1.1 million shares of common stock at a weighted average exercise price of $3.16.

     Subsequently, in March, 1997, the Company consummated an offering of 4.1 million shares of its Common Stock, yielding net proceeds of approximately $85.8 million, of which approximately $64.5 million were used to repay all of the Company's then outstanding bank borrowings. The remaining net proceeds were available to make acquisitions, fund working capital needs and for general corporate purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidation


     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the September 30, 1996 consolidated balance sheet to conform to the current year's presentation.

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

                          CARIBINER INTERNATIONAL, INC.

   Cost of Revenue

     Cost of service revenue is comprised of production costs, including salaries and benefits of production, creative and technical personnel involved with the specific contracts, and other direct costs, including contracted services, equipment rentals and costs associated with the production of audio-visual effects. Such costs are deferred until project completion.

     Cost of rental revenue is comprised principally of direct labor costs, commissions, depreciation and equipment rentals.

   Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     In connection with certain of the acquisitions described in Note 3, Business Acquisitions, the Company was contractually required to retain a portion of the purchase price in segregated bank accounts. Such amounts will be paid to certain of the sellers in future periods in accordance with the purchase agreements and subject to any arising purchase price adjustments. At September 30, 1997, the Company held $0.9 million in cash which was restricted for such purposes.


   Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life.

   Goodwill

     Goodwill represents the excess of the cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods ranging from 15 years to 25 years. Accumulated amortization of goodwill was $2.6 million and $6.8 million at September 30, 1996 and 1997, respectively.

     The Company reviews the recoverability of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A loss is recognized for the difference between the carrying amount and the estimated fair value of the asset.

   Deferred Financing Fees

     Deferred financing fees are amortized on a straight-line basis over the term of the related debt. The amortization of deferred financing fees is reflected as a component of interest expense. Deferred financing fees amortized during the years ending September 30, 1995, 1996 and 1997 were $0.2 million, $0.2 million and $0.3 million, respectively.

   Foreign Currency Translation

     The financial statements of foreign subsidiaries are translated into U.S. dollars at current rates as of the balance sheet date, except for revenue, costs and expenses which are translated at average current rates during each reporting period. The gains or losses resulting from translation are included as a separate component in stockholders' equity. The gains and losses resulting from foreign currency transactions are included in the Company's current results of

                          CARIBINER INTERNATIONAL, INC.

operations. There were no transaction gains or losses in the year ended September 30, 1995. Transaction gains or losses in the years ended September 30, 1996 and 1997 were not significant.

   Foreign Operations

     The Company's foreign operations, which are predominantly located in the United Kingdom, had identifiable assets, including goodwill, of $55.4 million at September 30, 1997. The revenue and operating profit of the Company's foreign operations included in the results of operations for the year ended September 30, 1997 were $52.8 million and $1.5 million, respectively. The Company's foreign operations during the years ended September 30, 1995 and 1996 were not significant.

   Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Stock Based Compensation

     The Company grants to certain employees stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for such grants.

   New Accounting Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share, which will replace primary earnings per share, will exclude the dilutive effect of stock options. The impact of Statement 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

     In June 1997, the Financial Accounting Standards Boards issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise, ("Statement 131"), which applies to all public business enterprises. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management is in the process of determining the effect of Statement 131 on its financial statement disclosures.

3.  BUSINESS ACQUISITIONS

     During fiscal 1996 and fiscal 1997, the Company purchased several companies engaged in providing business communication services, as well as providing audio-visual equipment rentals, sales and related staging services.

   Fiscal 1996 Acquisitions

     In January, 1996, the Company acquired substantially all of the assets of Koors Perry & Associates, Inc. ("Koors Perry") for $4.8 million including the issuance of a promissory note of $1.5 million as partial consideration. In connection with the acquisition of Koors Perry, contingent payments were to be made in each of the three years following the consummation of the transaction based upon the achievement of certain performance goals. The contingent payments relating to the years ending September 30, 1996 and 1997 have been paid and/or accrued and have been appropriately treated as additional purchase price. In November, 1997, the Company settled the contingent payment relating to the year ending September 30, 1998 by granting the former sellers of Koors Perry aggregate consideration of approximately $1.7 million, which consists of cash of $1.2 million payable in March, 1999 and the issuance of 10,920 shares of the Company's common stock having a fair market value of $0.5 million. The settlement, which is accounted for as additional purchase price, has been reflected as additional goodwill in the accompanying balance sheet at September 30, 1997.

                          CARIBINER INTERNATIONAL, INC.

     In June, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Lighthouse, Ltd. for $7.3 million, which consisted of cash and the issuance of 63,642 shares of the Company's Common Stock having a value of $1.0 million.

     Also in June, 1996, the Company acquired SCH International Limited ("Spectrum") for $5.1 million, a London-based communications services company. In connection with the acquisition of Spectrum, contingent payments were to be made in each of three years following the closing of the transaction, based upon the achievement of certain performance goals. Such contingent payments would be accounted for as additional purchase price as they became known. In July, 1997, the Company settled all future contingent payments by granting to the sellers of Spectrum aggregate consideration consisting of approximately $8.8 million in cash and the issuance of 10,152 shares of the Company's Common Stock having a fair market value of approximately $0.3 million. The settlement was accounted for as additional purchase price.

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

   Fiscal 1997 Acquisitions

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

     In January, 1997, the Company acquired substantially all of the assets of Video Supply Company, Inc. d/b/a Projexions Video Supply and Projexions/Video Supply Company (together, "Projexions"), a provider of audio visual equipment rentals and related staging services in the southeastern U.S., for approximately $13.6 million in cash and $1.4 million in the repayment of certain indebtedness at closing.

     Also in January, 1997, the Company completed the acquisition of all of the outstanding capital stock of Blumberg Communications Inc. ("Blumberg"), a provider of audio visual equipment rentals, sales and related staging services, including hotel audio visual equipment rentals, sales and related staging services, including hotel audio visual outsourcing services in the upper midwest and southern U.S. The Company paid aggregate consideration of $18.0 million, which consisted of approximately $16.6 million in cash and the issuance of 59,880 shares of the Company's common stock having a fair market value of approximately $1.4 million. In addition, the Company repaid $3.9 million in outstanding indebtedness of Blumberg at closing.

     In April, 1997, the Company completed the acquisition of the assets of D&D Enterprises, Inc., d/b/a Show Solutions ("Show Solutions"), a provider of staging and show services based in Atlanta, for aggregate considerate of approximately $11.4 million, which consisted of $8.4 million in cash paid at closing, $1.0 million placed in escrow to be paid at a later date upon satisfaction of certain terms and conditions, and the issuance of 76,360 shares of the Company's common stock having a fair market value of approximately $2.0 million. In addition, the Company repaid approximately $0.6 million in outstanding indebtedness of Show Solutions at closing.

     In May, 1997, the Company acquired substantially all of the assets of Wavelength Corporate Communications Pty Limited ("Wavelength"), a provider of business communications services in Australia and New Zealand, for aggregate

                          CARIBINER INTERNATIONAL, INC.

consideration of approximately $2.0 million, which consisted of $1.9 million in cash and the issuance of 2,998 shares of the Company's common stock having a fair market value of approximately $0.1 million.

     Also in May, 1997, the Company acquired all of the outstanding capital stock of Watts/Silverstein, Inc. ("Watts/Silverstein"), a Seattle-based business communications company. The Company paid approximately $4.1 million in cash, which included the repayment at closing of approximately $0.7 million in outstanding indebtedness of Watts/Silverstein, and the issuance of 30,826 shares of the Company's common stock having a fair market value of approximately $0.9 million.

     In June, 1997, the Company acquired all of the outstanding capital stock of WCT Live Communication Limited ("WCT"), a London-based business communications services provider, for aggregate consideration of approximately $12.0 million, which consisted of $10.1 million in cash and the issuance of 53,818 shares of the Company's common stock having a fair market value of $1.9 million.

     In July, 1997, the Company acquired all of the outstanding capital stock of Bauer Audio Visual, Inc. ("Bauer"), a provider of audio visual equipment rentals and audio visual outsourcing services throughout the United States. Consideration paid for the acquisition was $14.6 million in cash and the issuance of 167,762 shares of the Company's common stock with an aggregate fair market value of approximately $5.3 million. In addition, the Company repaid approximately $7.0 million in outstanding long-term indebtedness of Bauer and $4.8 million in outstanding short-term indebtedness of Bauer at closing.

     Also, in July, 1997, the Company acquired all of the outstanding capital stock of Envision corporation ("Envision"), a Boston-based business communications services provider. Consideration paid for the acquisition was $5.6 million in cash and the issuance of 42,372 shares of the Company's common stock having a fair market value of approximately $1.5 million.

     All of the transactions described above were financed by additional drawings on one of the Company's credit facilities, except for the acquisition of Show Solutions, which was paid from the Company's cash on hand remaining from the net proceeds of the issuance of Common Stock in March, 1997.

     The accounting for these acquisitions is in accordance with the purchase method and, accordingly, operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective dates of acquisition.

     Certain of the Company's acquisitions provided for contingent payments for three years following the purchase based upon the achievement of certain performance goals relating to revenue, gross profit or earnings before interest, taxes, depreciation and amortization. Contingent payments are accounted for as additional purchase price as they become known. During the years ending September 30, 1995, 1996 and 1997, $1.8 million, $1.4 million and $2.1 million, respectively, were paid and/or accrued as additional consideration with respect to these acquisitions for such fiscal years.

     The following unaudited consolidated pro forma results of operations of the Company for the years ended September 30, 1996 and 1997 give effect to the following transactions as if they occurred on October 1, 1995: (i) the acquisitions of Lighthouse, Ltd., Spectrum, TAVS, Projexions, Blumberg, Show Solutions, WCT and Bauer (ii) decreased interest expense and preferred stock dividends resulting from the repayment of substantially all outstanding bank borrowings and other long-term indebtedness of the Company from proceeds of the Company's Initial Public Offering and (iii) the repayment with the proceeds of the initial public offering and the offering of common stock completed in March

1997 of the bank borrowings that would have been incurred in connection with the acquisitions of Lighthouse, Spectrum, TAVS, Projexions and Blumberg as if such acquisitions had occurred on October 1, 1995. The effect of the acquisitions of Koors Perry, Rome, Wavelength, Watts Silverstein and Envision on the Company's results of operations for the year ended September 30, 1996 and 1997 is insignificant.

                                                          Year ended
                                                         September 30,
                                                 ------------------------------
                                                    1996              1997
                                                 ------------     -------------
                                                         (in millions,
                                                    except per share data)
Revenue  .....................................   $  370.0         $  439.2
Income before taxes...........................       18.2             30.2
Net income....................................       11.1             17.5
Pro forma net income per common share.........   $   0.51         $   0.76

     The above calculation of pro forma net income per common share assumes that approximately 21,880,000 million and 23,065,000 million shares were outstanding during 1996 and 1997, respectively.

The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of fiscal 1996 or of results which may occur in the future.

   Subsequent Event

     On October 29, 1997, pursuant to an offer document dated November 1, 1997, the ("Offer Document"), the company announced a cash offer (the "Offer") by its wholly-owned United Kingdom subsidiary, Caribiner Services Limited, to acquire all of the outstanding capital shares of Visual Action Holdings plc, a United Kingdom company ("Visual Action").

     Visual Action provides corporate meeting service, including audio-visual and exhibition, and broadcast video services in the United States and the United Kingdom. The Company has announced that it intends to dispose of Visual Action's broadcast video services unit as soon as practicable.

     On November 25, 1997, the Company declared the offer to be unconditional in all respects, thereby committing Caribiner Services Limited to purchase all shares of Visual Action validly tendered pursuant to the Offer. As of November 24, 1997, by means of open market purchases and shares tendered pursuant to the Offer Document, the Company, through Caribiner Services Limited, owned or had the obligation to acquire a total of 46,680,682 shares of Visual Action (or approximately 93.2% of the issued shares capital). Thereafter, Caribiner Services Limited began the process of acquiring those shares of Visual Action not tendered pursuant to the Offer by compulsory purchases pursuant to the provisions of the UK Companies Act of 1985. Such compulsory purchases are expected to be completed during February 1998.



                          CARIBINER INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The total acquisition price for the shares is expected to be approximately $253.0 million. In addition, the Company assumed approximately $44.3 million in outstanding indebtedness of Visual Action. The Company expects to incur transaction costs of approximately $3.0 million. All such costs will be financed through the Company's bank facilities. (See Note 5.)

     Assuming the acquisition of Visual Action had occurred on October 1, 1996, revenue calculated on a pro forma basis for the Company would have been $610.7 million for the year ended September 30, 1997.

4.   PROPERTY AND EQUIPMENT

     At September 30, 1996 and 1997 property and equipment consisted of:

                                                         At September 30,
                                                      ---------------------
                                                        1996         1997
                                                         (in thousands)
                                                      ---------------------
Audio visual rental and production equipment          $15,468       $32,644
Furniture and fixtures                                  4,180         8,208
Information systems                                     3,924        12,077
Leasehold improvements                                  2,782         5,447
Other                                                     705         1,658
                                                      -------       -------
                                                       27,059        60,034
Less--accumulated depreciation and amortization         5,878        14,320
                                                      -------       -------
                                                      $21,181       $45,714
                                                      =======       =======

     The related depreciation and amortization expense for the years ended September 30, 1996 and 1997 was $2.1 million and $8.5 million, respectively.

5.   DEBT

     At September 30, 1996 and 1997, long-term debt consisted of:

                                                         At September 30,
                                                      ---------------------
                                                        1996         1997
                                                          (in thousands)
                                                      ---------------------
Bank term loan                                        $15,000       $58,800
Notes payable                                           1,243         2,294
Other                                                     596           765
                                                      -------       -------
                                                       16,839        61,859

Less--current portion of long-term debt                   649         1,217
                                                      -------       -------
                                                      $16,190       $60,642
                                                      =======       =======

     At September 30, 1997, the carrying amount of the above commitments approximated fair value.

     The aggregate payments of long-term debt outstanding at September 30, 1997, for the next five years, are as follows: 1998--$1.2 million; 1999--$0.6 million; 2000--$0.3 million; 2001--$0.3 million; and 2002--$0.1 million;
thereafter--$59.4 million; totaling $61.9 million.

     At September 30, 1996, $6.0 million was outstanding under the Company's former line of credit and $15.0 million was outstanding under the former term facility. As of September 30, 1996, each of the line of credit and the term facility bore interest at the rate of 9.25% per annum which was 1% over the lender's prime rate. On December 4, 1996, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $27 million to $100 million consisting of a, $75 million reducing revolving credit facility to be utilized in connection with the financing of acquisitions and a $25 million six year revolving line of credit (the "Revolving Line" and together with the Reducing Revolver, the "1996 Facilities"). Amounts outstanding under the then existing bank facilities were repaid with proceeds from the 1996 Facilities. Interest on outstanding amounts under the 1996 Facilities was payable quarterly in arrears and, at the option of the Company, accrued interest at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based on the

                          CARIBINER INTERNATIONAL, INC.

greatest of (a) the Agent bank's prime rate, (b) the three month secondary certificate of deposit rate and (c) the federal funds rate. The applicable rates would increase by 2.0% if principal or interest was not paid when due (after applicable grace periods). Pursuant to the terms of the 1996 Facilities, the Company was required to reduce outstanding amounts under the Revolving Line to less than $5.0 million for a period of not less than 30 days during every 12-month period commencing on December 4, 1996. At September 30, 1997, outstanding debt bore interest at a weighted average rate of 7.2%.

     In connection with the acquisition of Koors Perry, a non-interest bearing promissory note for $1.5 million, which was payable over three years, was issued as partial consideration of the purchase price. At September 30, 1996 and 1997, approximately $1.2 million and $0.8 million was included in long-term debt representing the present value of such promissory note.

     Subsequent Event


     On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit and a $250 million six year term loan (the "1997 Facilities") which were utilized in connection with the acquisition of Visual Action Holdings plc. (Note 3, Business Acquisitions). Amounts outstanding under the 1996 Facilities were repaid with the proceeds from the 1997 Facilities. An extraordinary loss of $0.9 million will be recognized in the quarter ending December 31, 1997 relating to the write-off of the unamortized debt issuance fees relating to the 1996 Facilities. The maturity date of each of the 1997 Facilities is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate,
(b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the 1997 Facilities is currently LIBOR plus 1.125%. The applicable interest rates will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods).

6.   CAPITAL STOCK

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

   1993 Management Stock Plan

     During the year ended September 30, 1993, the Company adopted the 1993 Management Stock Plan (the "Management Stock Plan"). Under the Management Stock Plan, a committee of the Board of Directors granted to employees awards of the Company's Series A non-voting common stock, par value $.01 per share.

     Prior to the Initial Public Offering in March, 1996, the Company sold common stock pursuant to the Management Stock Plan at a price lower than its fair market value and recorded non-cash compensation expense of $93 thousand at such time. Upon consummation of the Initial Public Offering, all shares of non-voting common stock outstanding under the Management Stock Plan were converted into 664,450 shares of voting common stock, and such Management Stock Plan was then terminated. In addition, the Company incurred an additional non-cash compensation charge of $1.1 million upon the immediate vesting of such stock in connection with the Initial Public Offering.

                          CARIBINER INTERNATIONAL, INC.

     1996 Stock Option Plan

     Effective January 1, 1996, the Company adopted the 1996 Stock Option Plan (the "Option Plan"). The Option Plan is designed to provide employees with a more direct stake in the Company's future welfare and an incentive to remain with the Company. The Option Plan provides that options for an aggregate of 728,000 shares of the Company's Common Stock shall be available for grant, subject to authorization by the Compensation Committee of the Board of Directors. The purchase price per share under the Option Plan is the market price of the Common Stock on the grant date. Options vest over a period of three years from the grant date. As of September 30, 1997, stock options to purchase an aggregate of 718,900 shares of Common Stock were outstanding, of which options to purchase 116,974 shares of Common Stock were vested.

     The Company applies the provisions of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based awards. Accordingly, no compensation cost has been recognized for its stock option plans.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing made with the following assumptions: risk-free interest rate of 7% and 5% in 1996 and 1997, respectively; a dividend yield of 0% in 1996 and 1997; volatility of 32.7% in 1996 and 1997 and an expected life of 5 years in 1996 and 1997.

Had the Company elected to apply the provisions of Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock Based Compensation, net income would have been reduced by $78,000, or $0.01 per share for fiscal 1996 and $675,000 or $0.03 per share for fiscal 1997 after accounting for stock-based compensation effective for awards made after October 1, 1995 and thereafter.

A summary of the status of the Company's Option Plan at September 30, 1997 and activity during the years ended September 30, 1997 is as follows:

                                       1996                    1997
                                          Weighted                Weighted
                                          average                  average
(in thousands of shares)       Shares  exercise price  Shares   exercise price
-------------------------------------------------------------------------------

Outstanding at beginning of
   year                          --         --          303        $14.75
Options granted                 303       14.75         461         28.38
Options exercised                --         --
Options forfeited/expired        --         --          (27)        16.14
Options outstanding
   at end of year               303       14.75         737         23.22
                              _______    ________    ________     ________
Exercisable at end
   of year                        3       20.19         110         15.84
                              _______    ________    ________     ________

Weighted average fair
   value of options
   granted during
   the year                                6.08                     10.67
                                         ________                 ________

A summary of information about stock options outstanding and options exercisable at September 30, 1997 is as follows (in thousands of shares):

                             Options Outstanding            Options Exercisable
-------------------------------------------------------------------------------
                                    Weighted     Weighted             Weighted
                                     Average      Average              Average
Range of exercise                   Remaining    Exercise             Exercise
  prices              Shares          Term         Price    Shares      Price
-------------------------------------------------------------------------------
$12.84 to $14.44        265            8.82       $14.41      88        $14.41

$20.19 to $29.28        284            9.35       $22.82      22        $21.58

$31.75 to $40.188       188            9.84       $36.22      --         --

$12.84 to $40.188       737            9.29       $20.86      --         --


7.   RELATED PARTY TRANSACTIONS

     In the normal course of producing projects for clients, the Company periodically uses the services of individuals related to and/or companies owned by relatives of certain of its employees. During the years ending September 30, 1995, 1996 and 1997, the Company paid such vendors approximately $1.3 million, $1.6 million and $0.6 million respectively.

     Rent paid to related parties during the years ending September 30, 1996 and 1997 was $0.1 million and $0.6 million, respectively. No rent was paid to related parties during the year ended September 30, 1995.


8.   EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution plan of the profit sharing type, covering all qualified employees. Company contributions to the plan each year are based on net income and are at the discretion of the Board of Directors. There were no Company contributions for fiscal 1995 and fiscal 1996. Effective January 1, 1997, the Company began matching $0.25 for each dollar contributed by an employee, up to a maximum of 3% of such employee's base compensation (subject to applicable limits under the Internal Revenue Code of 1986, as amended). Company matching contributions during the year ending September 30, 1997 totaled $0.1 million.

9.   INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. Differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes resulted from the acquisition of certain business operations, the difference between financial reporting recovery periods and tax reporting recovery periods and the write-down of certain assets for financial reporting purposes.

                          CARIBINER INTERNATIONAL, INC.

     Significant components of the Company's deferred tax assets and liabilities as of September 30, 1996 and September 30, 1997 are as follows:

                                                          1996         1997
                                                         -------      -------
                                                            (in thousands)
                                                         --------------------
     Deferred tax assets:
         NOL and tax credit carryforwards                $ 1,410      $   973
         Amortization of intangibles                         192           --

         Allowance for doubtful accounts                     128          155
         Other reserves                                      187        1,654
                                                         -------      -------
              Total deferred tax assets                    1,917        2,782
         Valuation allowance                              (1,317)        (672)
                                                         -------      -------
     Net deferred tax assets                             $   600      $ 2,110
                                                         -------      -------
     Deferred tax liabilities:
         Tax over book depreciation and amortization         985        1,899
         Amortization of intangibles                          --          890
         Other                                                25           36
                                                         -------      -------
              Total deferred tax liabilities             $ 1,010      $ 2,825
                                                         -------      -------
     Net deferred tax liability                          $   410      $   715
                                                         -------      -------

     At September 30, 1997, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1.6 million, that expire in the years 2001 through 2007. All of these NOL carryforwards may be subject to limitations under the change in ownership and consolidated return provisions of the Internal Revenue Code. The use of the NOL carryforwards, as adjusted, may also be limited for state and local income tax purposes. The Company has not recorded any future benefit related to the usage of these NOL carryforwards. In addition, there are approximately $1.0 million of foreign NOL carryforwards that may be carried forward indefinitely.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                        1995           1996           1997
                                      --------       --------       --------
                                                  (in thousands)
                                                  --------------
     Current:
        Federal                       $     42       $  2,121       $  7,224
        State                              222          1,736          2,150
        Foreign                             --             35          1,112
                                      --------       --------       --------
             Total current tax             264          3,892         10,486

     Deferred:
        Federal                             --            281          1,758
        State                               --            129            352
        Foreign                             --             --            (45)

                                      --------       --------       --------
             Total deferred tax             --            410          2,065
                                      --------       --------       --------

     Total provision for taxes        $    264       $  4,302       $ 12,551
                                      ========       ========       ========

                          CARIBINER INTERNATIONAL, INC.

     The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                        1995            1996            1997
                                                      --------        --------        --------
                                                                   (in thousands)
                                                                   --------------
        Tax expense at statutory rate                 $    575        $  4,302        $ 10,714
        State income tax net of federal benefit            147           1,212           1,626
        Non-cash compensation expense                       --             375              --
        Non-deductible expenses                            163             264             596
        Change in valuation allowance                     (900)         (2,012)           (645)
        Other                                              279             161             260
                                                      --------        --------        --------
                                                      $    264        $  4,302        $ 12,551
                                                      ========        ========        ========



10.   MAJOR CUSTOMERS

      Revenue from two customers in the automotive and information technology industries aggregated 34% and 16%, respectively, in fiscal 1995 and 15% and 13%, respectively, in 1996. Revenue from a customer in the insurance industry aggregated 11% in fiscal 1996. There was no revenue from this customer in 1995. Amounts due from the two customers in the automotive and information technology industries represented 46% and 17%, respectively, at September 30, 1995, and 24% and 10%, respectively, at September 30, 1996, of accounts receivable. Amounts due from the customer in the insurance industry represented 5% of accounts receivable at September 30, 1996. In fiscal 1997, there was no single customer which contributed more than 10% of the Company's total revenue or accounted for more than 5% of accounts receivable at September 30, 1997.

11.   COMMITMENTS AND CONTINGENCIES

     Minimum annual rentals under noncancelable leases, excluding escalations based upon increases in real estate taxes and operating expenses, are payable as follows, for the year ended September 30: 1998--$5.0 million; 1999--$4.3 million; 2000--$3.4 million; 2001--$2.4 million; 2002 -- $1.5 million;
thereafter--$7.9 million; totaling $24.5 million.

     Rent expense charged to operations in fiscal 1995, fiscal 1996 and fiscal 1997 was $2.0 million, $2.7 million, and $6.6 million, respectively.

     The Company is, from time to time, a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management resolving these actions will not have a material effect on the Company's financial condition, results of operations or liquidity.


12.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid was $0.8 million, $7.9 million and $2.0 million during the years ended September 30, 1995, 1996 and 1997, respectively. Taxes paid were $0.3 million, $2.1 million and $8.1 million during the years ended September 30, 1995, 1996 and 1997, respectively.

                          CARIBINER INTERNATIONAL, INC.

13.   EARNINGS PER COMMON SHARE

     The weighted average number of shares of common stock outstanding during the years ended September 30, 1995, 1996 and 1997, is 13,240,006, 16,490,214 and
21,719,333 respectively.

     Earnings per common share for the years ended September 30, 1995 and 1996 has been computed on a pro forma basis assuming conversion of the convertible note and all outstanding shares of preferred stock into common stock (which, in each case, occurred on March 15, 1996 immediately prior to the Company's initial public offering) as if such conversions occurred on October 1, 1995. The pro forma earnings per share reflects adjustments to eliminate the interest expense incurred on the convertible note and to eliminate accrued preferred stock dividends. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued under the 1993 Management Stock Plan and warrants to purchase common stock issued at prices below the initial public offering price per share during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 (registration no. 33-80481) have also been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for the years ended September 30, 1995 and 1996.

     Of the net proceeds from the sale of shares of common stock offered by the Company in its public offering completed in March, 1997, approximately $64.5 million were used to repay aggregate outstanding bank borrowings. Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $64.5 million, and assuming that such indebtedness had been repaid as of October 1, 1996, supplementary pro forma net income per share would have been $0.85. For purposes of this computation, the weighted average number of shares of common stock outstanding during the 22,845,000.

     Of the net proceeds from the sale of shares of common stock offered by the Company in the initial public offering completed in March, 1996, approximately $25.6 million were used to repay aggregate outstanding bank borrowings and other long-term indebtedness, including accrued interest, and preferred stock dividends. Assuming the issuance and sale of only that number of shares of common stock which would have generated net proceeds sufficient to repay indebtedness of $25.6 million, and assuming that such indebtedness had been repaid as of October 1, 1995, supplementary pro forma net income per share would have been $0.53 for the year ended September 30, 1996. For purposes of this computation, the weighted average number of shares of common stock outstanding during the year ended September 30, 1996 is 17,939,568.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

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


(b)  Reports on Form 8-K

          The Company filed the following reports on Form 8-K (i) during the three months ended September 30, 1997 and (ii) since October 1, 1997 through the date hereof:

Date of Filing        Items Reported                 Subject of Report
--------------        --------------          ----------------------------------
July 18, 1997             2, 7                Announcing the completion of the
                                              acquisition of Bauer

August 25, 1997              7                Form 8-K/A containing financial
                                              information in connection with the
                                              acquisition of Bauer

December 9, 1997          2, 7                Announcing the completion of the
                                              acquisition of VAH

(c)  Reference is made to Item 14(a)(3) above.

(d)  REference is made to Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 1997.


                                  CARIBINER INTERNATIONAL, INC.
                                  (Registrant)

                                  By: /S/ ARTHUR F. DIGNAM
                                     -------------------------------------------
                                     Name:  Arthur F. Dignam
                                     Title: Executive Vice President, Chief
                                            Financial and Administrative Officer

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

                     Signature                               Title                                     Date
                     ---------                               -----                                     ----
        /S/ RAYMOND S. INGLEBY                Chairman of the Board, Chief                        December 22, 1997
-------------------------------------           Executive Officer and Director
          Raymond S. Ingleby                    (Principal Executive Officer)


         /S/ ARTHUR F. DIGNAM                 Executive Vice President, Chief                     December 22, 1997
-------------------------------------           Financial and Administrative
           Arthur F. Dignam                     Officer (Principal Financial and
                                                Accounting Officer)


           /S/ ERROL M. COOK                  Director                                            December 22, 1997
-------------------------------------
             Errol M. Cook


         /S/ BRYAN D. LANGTON                 Director                                            December 22, 1997
-------------------------------------
           Bryan D. Langton


          /S/ SIDNEY LAPIDUS                  Director                                            December 22, 1997
-------------------------------------
            Sidney Lapidus



         /S/ DAVID E. LIBOWITZ                Director                                            December 22, 1997
-------------------------------------
           David E. Libowitz



     /S/ C. ANTHONY WAINWRIGHT               Director                                             December 22, 1997
-------------------------------------
        C. Anthony Wainwright

                                INDEX TO EXHIBITS

     The following is a list of all exhibits filed as part of this report:

Exhibit
 Number                       Description of Document
-------                       -----------------------
2.1 Agreement of Purchase and Sale of Stock, dated December 19, 1996, by and among the Company, Blumberg Communications, Inc. and each of the Stockholders listed on schedule A thereto (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 12, 1997 and incorporated herein by reference)

2.2 Agreement of Purchase and Sale of Assets, dated January 8, 1997, by and among the Company, Video Supply Company, Inc., Projections/Video Supply Company and Robert Haney (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as
        Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 1997 and incorporated herein by reference)

2.3 Agreement of Purchase and Sale of Stock, dated May 29, 1997, by and among the Company, Bauer Audio Visual, Inc. and each of the Stockholders listed on schedule A thereto (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as
        Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997 and incorporated herein by reference)

3.1 Restated Certificate of Incorporation of the Company filed March 15, 1996 with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference)

3.2 Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.2(b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

4 Specimen of Certificate of Common Stock of the Company (filed as Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

+10.1 1996 Stock Option Plan of the Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

+10.2 Form of Stock Option Agreement in connection with 1996 Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)

+10.3 Non-Employee Directors' Stock Plan of the Registrant (filed as an exhibit to the Company's Registration Statement on Form S-1

        (Registration No. 33-80481) and incorporated herein by reference)

+10.4 Employment Agreement, dated as of October 1, 1995, between the Company and Raymond S. Ingleby (filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

+10.5 Employment Agreement, dated as of December 1, 1995, between the Company and Arthur F. Dignam (filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

+10.6 Employment Agreement, dated as of December 1, 1995, between the Company and Mark M. Cohen (filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

+10.7 Employment Agreement, dated as of July 25, 1995, between Caribiner, Inc. and Brian Shepherd (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)

+10.8 Employment Agreement, dated October 14, 1996, between the Company and Lawrence P. Golen (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference)

+10.9 Employment Agreement, dated September 22, 1997, between the Company and Richard H. Vent

10.10 Credit Agreement, dated as of October 28, 1997, among the Company, Caribiner, Inc., the several lenders named therein and the Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request)

10.11 Stockholders Agreement, dated as of March 15, 1996, among the Company, Warburg, Pincus Investors, L.P. and Raymond S. Ingleby (filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference)

11.1    Statement Regarding Computation of Earnings Per Common Share

11.2 Statement Regarding Computation of Supplementary Pro Forma Income Per Common Share

21      Subsidiaries of the Company

27      Financial Data Schedule

----------
+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(a)(3).