Form 10-Q
period 1997-12-31
CARIBINER INTERNATIONAL INC
filed 1998-02-17
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

COMMISSION FILE NUMBER:   1-14234


                          Caribiner International, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                              13-3466655
                  ------------                          --------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

        16 West 61st Street, New York, NY                    10023
      -------------------------------------                ---------
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


                             Yes    [X]               No     [   ]


The registrant had 23,517,069 shares of Common Stock (par value $0.01 per share) outstanding as of February 9, 1998.


                                              INDEX
                                              -----


PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements (Unaudited)

                        Review Report of Independent Accountants............................2

                        Consolidated Balance Sheets as of
                        September 30, 1997 and December 31, 1997............................3

                        Consolidated Statements of Operations for
                        the three months ended December 31, 1996 and 1997...................4

                        Consolidated Statements of Cash Flows for
                        the three months ended December 31, 1996 and 1997...................5

                        Consolidated Statement of Changes in Stockholders' Equity for
                        the three months ended December 31, 1997............................6

                        Notes to Consolidated Financial Statements..........................7

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......................11


PART II.    OTHER INFORMATION

            Item 4.     Submission of Matters to a Vote of Security Holders................15

            Item 6.     Exhibits and Reports on Form 8-K...................................17


SIGNATURES.................................................................................19


Review Report of Independent Accountants

Stockholders and Board of Directors
Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of December 31, 1997, and the related consolidated statements of operations for the three months ended December 31, 1996 and 1997, the consolidated statement of changes in stockholders' equity for the three months ended December 31, 1997 and the consolidated statements of cash flows for the three months ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Caribiner International, Inc. as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated December 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/ Ernst & Young LLP


New York, New York
February 10, 1998



                                  CARIBINER INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                              September 30,        December 31,
ASSETS                                                            1997                 1997
                                                                (Note 1)            (unaudited)
                                                              --------------       --------------

                                                                    (amounts in thousands)
CURRENT ASSETS:

Cash and cash equivalents                                          $ 10,253        $     10,769
Trade accounts receivable - net of allowance for
  doubtful accounts of $740 and $900 at September
  30, 1997 and December 31, 1997, respectively                       77,780             124,428
Deferred charges                                                     10,229              12,218
Prepaid expenses and other current assets                             9,128              15,980
Assets held for sale (Note 3)                                            --              25,761
                                                              --------------       --------------

         TOTAL CURRENT ASSETS                                       107,390             189,156

Property and equipment - net                                         45,714              86,372
Goodwill - net                                                      157,154             414,177
Other assets                                                          3,619               6,902
                                                              --------------       --------------

         TOTAL ASSETS                                             $ 313,877        $    696,607
                                                              ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt                             $       1,217        $      1,307
Trade accounts payable                                               18,816              36,462
Accrued expenses and other current liabilities                       23,200              57,758
Accrued production costs                                             11,055              11,031
Taxes payable                                                         4,726               4,576
Deferred income                                                      12,225              13,606
                                                              --------------       --------------

         TOTAL CURRENT LIABILITIES                                   71,239             124,740

Long-term debt                                                       60,642             385,787
Deferred income                                                       5,617               7,764
Deferred tax liability                                                  715                 832

Other liabilities                                                     4,230               2,714
                                                              --------------       --------------

         TOTAL LIABILITIES                                          142,443             521,837

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value:
  2,000 shares authorized, none issued and outstanding at
  September 30, 1997 and December 31, 1997, respectively                --                  --
 Common stock, $0.01 par value:
  40,000 voting shares authorized, 23,417 and 23,513 shares
  issued and outstanding at September 30, 1997 and
  December 31, 1997, respectively                                       234                 235
Additional paid-in capital                                          159,874             163,818
Translation adjustment                                                   11                (121)
Retained earnings                                                    11,315              10,838
                                                              --------------       --------------
         TOTAL STOCKHOLDERS' EQUITY                                 171,434             174,770
                                                              --------------       --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 313,877        $    696,607
                                                              ==============       ==============

See accompanying notes to the unaudited consolidated financial statements.


                                  CARIBINER INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED
                                           (UNAUDITED)

                                                          December 31,
                                                     1996             1997
                                                 -------------   ---------------

                                                      (amounts in thousands)

Service revenue                                  $     38,307    $     56,178
Rental revenue                                         14,352          66,271
                                                 -------------   ---------------

Total revenue                                          52,659         122,449

Cost of service revenue                                26,282          35,702
Cost of rental revenue                                  8,666          49,307
                                                 -------------   ---------------

Total cost of revenue                                  34,948          85,009
                                                 -------------   ---------------

Gross profit                                           17,711          37,440

Operating expenses:
    Selling, general and administrative                14,357          31,362
       expenses
    Depreciation and amortization                       1,583           3,631
                                                 -------------   ---------------
Total operating expenses                               15,940          34,993
                                                 -------------   ---------------

Equity in income of Visual Action plc (Note 3)             --             688
                                                 -------------   ---------------

Operating income                                        1,771           3,135

Interest expense, net                                     543           2,922
                                                 -------------   ---------------

Income before taxes and extraordinary charge            1,228             213

Provision for taxes                                       491              85
                                                 -------------   ---------------

Income before extraordinary charge                        737             128


Extraordinary charge on early extinguishment
    of debt (net of income taxes of $403)
    (Note 4)                                               --            (605)
                                                 -------------   ---------------

Net income (loss)                                $        737    $       (477)
                                                 =============   ===============

Basic and diluted earnings (loss) per common share:

Income before extraordinary charge               $       0.04     $       0.01

Extraordinary charge                                       --            (0.03)
                                                 =============   ===============

Net income (loss) per common share               $       0.04     $      (0.02)
                                                 =============   ===============

See accompanying notes to the unaudited consolidated financial statements.


                                  CARIBINER INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED
                                           (UNAUDITED)


                                                                      December 31,
                                                                 1996             1997
                                                             -------------    --------------

                                                                 (amounts in thousands)
Cash flows from operating activities:
     Net income (loss)                                              $ 737      $       (477)

     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                             2,148              5,985
 Extraordinary charge (net of tax) for
      refinancing debt.                                       --                605
     Change in assets and liabilities, net of amounts acquired:
         (Increase) in trade accounts receivable                   (2,369)           (7,463)
         (Increase) in deferred charges                               (85)             (600)
         (Increase) in prepaid expenses and
              other current assets                                   (893)           (4,985)
         (Increase) decrease in other assets                          (48)              837
         Decrease in trade accounts payable                           (69)          (20,872)
         Increase in deferred income                                2,797             3,486
         (Decrease) increase in accrued expenses and
              other liabilities                                    (1,413)           14,394
         (Decrease) in taxes payable                                   --            (3,990)
                                                             -------------    --------------
     Net cash provided by (used in) operating activities               805           (13,080)
                                                             -------------    --------------

Cash flow used in investing activities:
         Purchase of property and equipment                        (1,229)           (9,085)
         Acquisition of intangibles and businesses, net
            of cash acquired                                       (3,446)         (255,906)
                                                             -------------    --------------
     Net cash (used) in investing activities                       (4,675)         (264,991)
                                                             -------------    --------------

Cash flow provided by financing activities:
         Repayments of long-term debt                             (15,044)          (74,800)
         Net (repayments) of bank line of credit                   (6,000)               --
         Proceeds from long-term debt                              23,000           358,019
         Payment of debt issuance fees                                 --            (4,499)
                                                             -------------    --------------
     Net cash provided by financing activities                      1,956           278,720
                                                             -------------    --------------


Translation effect on cash and cash equivalents                       433              (133)

Net (decrease) increase in cash                                    (1,481)              516
Cash, beginning of period                                           8,431            10,253
                                                             =============    ==============
Cash, end of period                                          $      6,950            10,769
                                                             =============    ==============
Supplemental disclosure of cash flow information:
          Interest paid                                      $        345             1,090
                                                             =============    ==============
          Income taxes paid                                  $      1,632             3,990
                                                             =============    ==============

See accompanying notes to the unaudited consolidated financial statements.


                                                    CARIBINER INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                            FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                                             (UNAUDITED)
                                                       (amounts in thousands)


                                                    Common Stock                                                            Total
                                               ---------------------      Additional      Retained     Translation     Stockholders'
                                                 Shares      Amount    Paid in Capital    Earnings      Adjustment          Equity
                                               ----------  ---------  -----------------  -----------  --------------- --------------
Balance at September 30, 1997                     23,417       $234        $ 159,874       $11,315           $11           $171,434

Issuance of common stock upon acquisitions            92          1            3,877            --            --              3,878

Issuance of common stock upon exercise of              4          *               67            --            --                 67
   stock options

Translation adjustment                                --         --               --            --          (132)              (132)

Net (loss)                                            --         --               --          (477)           --               (477)
                                                ---------  -----------  --------------   -----------    ----------    -------------
Balance at December 31, 1997                      23,513       $235         $163,818       $10,838         $(121)          $174,770
                                                =========  ===========  ==============   ===========    ==========    =============


*Amount less than $1 thousand

See accompanying notes to the unaudited consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

1.  INTERIM FINANCIAL INFORMATION

    The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1998.

    The balance sheet at September 30, 1997 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Certain reclassifications have been made to the consolidated statement of operations for the three months ending December 31, 1996 to conform to the current period's presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    New Accounting Pronouncements

    In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"), which was required to be adopted on December 31, 1997. At that time, the Company changed the method used to compute earnings per share and has restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options has been excluded.

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

3.  BUSINESS ACQUISITIONS

    In October, 1997, the Company acquired all of the outstanding common shares of Spectrum Data Systems, Inc. ("Spectrum Data"), an Atlanta-based provider of audio-visual presentation systems, design and installation services, with a customer base in the southeastern United States. Aggregate consideration paid for the acquisition was $2.8 million in cash and the issuance of 43,628 shares of the Company's common stock having a fair market value of $1.9 million.

    Pursuant to an offer document dated November 1, 1997, the ("Offer Document"), the Company extended a cash offer (the "Offer") to acquire all of the outstanding capital shares of Visual Action Holdings plc, a United Kingdom company ("Visual Action").

    As of November 24, 1997, by means of open market purchases and shares tendered pursuant to the Offer Document, the Company owned or had the obligation to acquire a total of 46,680,682 shares of Visual Action (or approximately 93.2% of the issued shares capital). Thereafter, the Company began the process of acquiring those shares of Visual Action not tendered pursuant to the Offer by compulsory purchases pursuant to the provisions of the UK Companies Act of 1985. Such compulsory purchases were completed during January 1998. Prior to the November 24, 1997, the Company acquired a minority interest of Visual Action through open market purchases resulting in the equity in income reflected for the period. The Company consolidated the financial results of Visual Action as of December 1, 1997.

    The total acquisition price for the shares acquired through December 31, 1997 was approximately $265.0 million, including transaction costs. In addition, the Company assumed approximately $44.3 million in outstanding indebtedness of Visual Action. The Company expects to incur transaction costs of approximately $15.0 million. The acquisition was financed through the Company's new loan agreement (see Note 4). The goodwill resulting from the acquisition of Visual Action is being amortized over 40 years.

    Visual Action provides corporate meeting services, including audio-visual and exhibition and broadcast services in the United States and the United Kingdom. The Company has announced that it intends to dispose of Visual Action's broadcast services unit as soon as practicable. The assets of the broadcast services unit which the Company intends to sell have been reflected separately in the accompanying consolidated balance sheet at their estimated fair market value.

    In December, 1997, the Company acquired substantially all of the assets and assumed certain of the liabilities of Consumer Access Limited ("Consumer Access"), a business communications services provider based in Hong Kong. Aggregate consideration of $3.8 million was paid, consisting of cash of $2.8 million and the issuance of 22,859 shares having a fair market value of approximately $1.0 million.

    The following unaudited consolidated pro forma results of operations of the Company for the three months ended December 31, 1996 and 1997 give effect to the acquisitions of Projexions, Blumberg, Show Solutions, WCT, Bauer and Visual Action, and reflect the extraordinary charge resulting from the write-off of unamortized fees relating to the Company's former bank facilities (see Note 4), as if such transactions had occurred on October 1, 1996. The acquisitions of Spectrum Data and Consumer Access would not have a significant effect on the Company's pro forma results of operations during the three months ended December 31, 1997.

                                         Three Months Ended
                                             December 31,
                                          1996        1997
                                ------------------------------------
                                (in millions, except per share data)
      Revenue                            $136.9      $155.1
      (Loss) income before taxes
        and extraordinary charge           (2.1)        0.7
      Net (loss)                           (1.9)       (0.2)
      Pro forma basic (loss)
        per share                        $(0.09)      $(0.01)

    The above calculation of pro forma net (loss) per common share assumes that approximately 21.2 million and 23.7 million shares were outstanding during the three months ended December 31, 1996 and 1997, respectively.

    The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions described above been made on October 1, 1996 or of results which may occur in any future period.

    Subsequent Event

    In January, 1998, the Company acquired Right Source, Inc. for an initial consideration of $17 million in cash, plus the repayment of approximately $2.4 million in outstanding indebtedness. In addition, Caribiner will pay additional consideration of up to $17 million in cash and common stock in the event that the acquired business meets certain performance goals during the fiscal year ending September 30, 1998. Right Source, Inc., with offices in South Carolina and Connecticut, is a marketing support and training services company, focusing primarily on product launches for the information technology industry.

4.  DEBT

    On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit to be used in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (together, "the 1997 Facilities"), which was utilized in connection with the acquisition of Visual Action (See -- Note 3). Amounts outstanding under the Company's former bank facilities were repaid with the proceeds from the 1997 Facilities. The Company has recognized an extraordinary charge of $0.6 million, net of taxes of $0.4 million, in the quarter ending December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. The Company incurred approximately $5.0 million of debt issuance fees relating to the 1997 Facilities. Such fees will be amortized over the term of the 1997 Facilities. The maturity date of each of the 1997 Facilities is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the 1997 Facilities is currently LIBOR plus 1.125%. The applicable interest rates will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). As of February 6, 1998, the Company had approximately $381.0 million outstanding under the 1997 Facilities. In addition, approximately $33.3 million was outstanding under credit facilities assumed in connection with the acquisition of Visual Action.

5.  EARNINGS PER COMMON SHARE

    A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per common share is as follows:

                                               Three Months Ended
                                                  December 31,
                                               1996         1997
                                            -----------------------
        Weighted average number of common
         shares outstanding                 19,201,354   23,469,368

        Effect of stock options                 64,564      198,526
                                            ----------   ----------
        Weighted average number of common
         shares outstanding, including
         effect of dilutive securities      19,265,918   23,667,894
                                            ==========   ==========

                          CARIBINER INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months Ended December 31, 1997 Compared to
Three months Ended December 31, 1996

Revenue. Revenue increased $69.8 million, or 133%, from $52.7 million in the three months ended December 31, 1996 to $122.5 million in the three months ended December 31, 1997. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies. Approximately 74% of the increase represented revenue from the rental of audio visual equipment through the Company's audio visual services division. Increases in service revenue primarily from clients in the government, consumer products, financial services, telecommunications and pharmaceutical industries accounted for 26% of the total revenue growth.

Gross profit. Total gross profit increased $19.7 million, or 111%, from $17.7 million in the three months ended December 31, 1996 to $37.4 million in the same period of 1997, primarily as a result of the revenue growth described above. As a percentage of service revenue, the gross profit margin increased from 31.4% in the three months ended December 31, 1996 to 36.4% in the three months ended December 31, 1997. The increased gross profit margin is due to the specific production requirements of the contracts completed during the period. Gross profit as a percentage of rental revenue was 25.6% for the three months ended December 31, 1997 compared to 39.6% in the prior comparable quarter. The decrease in the gross margin resulted primarily from a higher level of equipment sales and installations revenue, which generates a lower gross margin, the impact of acquired rental businesses which have historically operated at lower gross margins, increased costs relating to the strengthening of the rental infrastructure enabling it to handle future revenue growth and the inclusion of Visual Action plc for the month of December, a period with fixed costs but lower revenue due to the holidays.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $17.0 million, or 118%, from $14.4 million in the three months ended December 31, 1996 to $31.4 million in the three months ended December 31, 1997. The increase was due primarily to acquisitions and costs incurred to support other revenue growth, as well as to normal inflationary increases. Salaries and related costs increased $10.4 million from increased personnel resulting from acquisitions and to support the Company's overall significant growth, as well as normal inflationary increases. Other general and administrative expenses, including rent and related costs, office supplies, telephone, as well as insurance costs, and other miscellaneous expenses, increased $5.2 million due to acquisitions and to support the revenue growth. Direct selling expenses such as travel, marketing and other costs related to obtaining business increased $1.4 million. Selling, general and administrative expenses, as a percentage of total revenue, decreased from 27.3% during the three months ended December 31, 1996 to 25.6% in the three months ended December 31, 1997 as a result of cost management controls and leveraging the Company's existing core infrastructure.

Depreciation and amortization. Depreciation and amortization expense for the three months ended December 31, 1997 was $3.6 million, an increase of $2.0 million as compared to $1.6 million for the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $0.2 million. Amortization expense increased $1.8 million resulting primarily from goodwill arising from acquisitions.

Equity in Income of Visual Action. Prior to the November 24, 1997, the Company acquired a minority interest of Visual Action through open market purchases resulting in the equity in income reflected for the period. The Company consolidated the financial results of Visual Action as of December 1, 1997.

Interest expense, net. Interest expense, net increased primarily due to higher average borrowings to finance acquisitions and increased working capital requirements.

Provision for taxes. Taxes are provided based on an estimated annual effective tax rate. The provision for taxes as a percentage of income before taxes was 40% for the three months ended December 31, 1996 and 1997.

Extraordinary Charge on Early Extinguishment of Debt. In connection with the acquisition of Visual Action, the Company entered into a new credit facility in October, 1997. As a result, during the three months ended December 31, 1997, the Company wrote off approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to its former bank facilities.

Net income (loss). There was a net loss of $0.5 million in the three months ended December 31, 1997 compared to net income of $0.7 million in the three months ended December 31, 1996. The loss per common share for the three months ended December 31, 1997 was $0.02 as compared with an earnings per common share of $0.04 for the comparable period in fiscal 1996. Earnings per common share before the extraordinary charge was $0.04 and $0.01 for the three months ended December 31, 1996 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit to be used in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan ("the 1997 Facilities") to be utilized in connection with the acquisition of Visual Action Holdings plc. Amounts outstanding under the 1996 Facilities were repaid with the proceeds from the 1997 Facilities. The Company has recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million, in the quarter ending December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. The Company incurred approximately $5.0 million of debt issuance fees relating to the 1997 Facilities. Such fees will be amortized over the term of the 1997 Facilities. The maturity date of each of the 1997 Facilities is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the 1997 Facilities is currently LIBOR plus 1.125%. The applicable interest rates will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). As of February 6, 1998, the Company had approximately $381.0 million outstanding under the 1997 Facilities. In addition, approximately $33.3 million was outstanding under credit facilities assumed in connection with the acquisition of Visual Action.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the three months ended December 31, 1996 and 1997:
                                    Three months Ended December 31,
                                           1996                     1997
                                    --------------------    --------------------
Net cash provided by (used in):
     Operating activities             $          805        $       (13,080)
     Investing activities                     (4,675)              (264,991)
     Financing activities                      1,956                278,720

For the three months ended December 31, 1997, $13.1 million was used in operating activities. The net loss adjusted for depreciation and amortization and the extraordinary charge provided $6.1 million. The net change in working capital used $19.2 million, with increases in accrued expenses, other liabilities, and deferred income and a decrease in other assets which were more than offest by decreases in trade accounts payable and taxes payable, as well as increases in trade accounts receivable, prepaid expenses, other current assets and deferred charges. Investing activities required $265.0 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $278.7 million in the three months ended December 31, 1997, of which $358.0 million was provided by drawings under the Company's 1997 Facilities, offset by repayments on each of the 1996 Facilities and payment of debt issuance fees.

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



Capital expenditures were $1.2 million and $9.1 million during the three months ended December 31, 1996 and 1997, respectively. During the three months ended December 31, 1996, the purchase of additional personal computers and expanded capabilities for the computer system accounted for the largest areas of expenditure. During the three months ended December 31, 1997, the purchase of audio visual equipment and the continued investment in information technology comprised the major portion of capital expenditures.

Year 2000

The Company has determined that it will need to modify or replace some portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. Furthermore, certain systems are being replaced as part of the Company's ongoing systems development projects which will be Year 2000 compliant. The costs for Year 2000 modifications are not expected to have a material impact on the Company's results of operations or financial position.

                                     PART II
                                     -------

OTHER INFORMATION
-----------------

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

a)  Not Applicable


b)  Not Applicable


c) The Company issued and sold the following unregistered securities during the three months ended December 31, 1997.

1. On October 1, 1997, the Company granted to an employee options to purchase an aggregate of 3,000 shares of Common Stock at an exercise price per share of $40.3125 pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreement, one third of such options vest and become exercisable on October 1, 1998; one third of such options vest and become exercisable on October 1, 1999, and one third of such options vest and become exercisable on October 1, 2000.

2. In October, 1997, the Company issued and sold an aggregate of 43,628 shares of Common Stock to Daniel L. Knotts in connection with the purchase of all of the outstanding capital stock of Spectrum Data Systems, Inc.

3. In October, 1997, the Company issued and sold an aggregate of 14,152 shares of Common Stock to Walter Edward Jones in connection with the purchase of substantially all of the assets, and the assumption of certain of the liabilities of Executive Education Management, Inc.

4. In November, 1997, the Company issued and sold an aggregate of 10,920 shares of Common Stock to Robert R. Koors and Charles Perry, two stockholders of BC Communications, Inc. (formerly known as Koors Perry Associates, Inc.) (the "Sellers") in connection with the settlement of any future obligations of the Company to make contingent payments to the Sellers.

5. In November, 1997, the Company issued and sold an aggregate of 386 shares of Common Stock to Lois Jacobs, an employee of the Company, in connection with her employment compensation arrangement with the Company.

6. In December, 1997, the Company issued and sold an aggregate of 22,859 shares of Common Stock to Access Asia Holdings Limited, Julie Anne French, Amanda Clark, Stefanie Fischer, Chen Ross and Eunice Ku in connection with the purchase of substantially all of the assets, and the assumption of certain of the liabilities of Consumer Access Limited.

7. On December 15, 1997, the Company granted to an employee options to purchase an aggregate of 2,000 shares of Common Stock at an exercise price per share of $39.4688 pursuant to a stock option agreement under the Company's 1996 Stock Option Plan. Pursuant to the terms of such option agreement, one third of such options vest on December 15, 1998; one third of such options vest and become exercisable on December 15, 1999, and one third of such options vest and become exercisable on December 15, 2000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (A) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:
                ------------------------------------------------

                   3.1 Restated Certificate of Incorporation of the Company filed March 15, 1996 with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference).

                   3.2 Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 (b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

                   10.1 Credit Agreement, dated as of October 28, 1997, among the Company, Caribiner, Inc., the several lenders named therein and the Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as
                            Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

                   27.1     Financial Data Schedule.


            (B)    REPORTS ON FORM 8-K:
                   --------------------

                   The Company filed the following report on Form 8-K during the three months ended December 31, 1997:

                    Date of Filing         Items Reported      Subject of Report
                    --------------         --------------      -----------------
                    December 9, 1997              2, 7         Announcing the Completion of
                                                               the Acquisition of Visual
                                                               Action Holdings plc

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CARIBINER INTERNATIONAL, INC.
                               (Registrant)


Date: February 13, 1998        By:   /s/ Raymond S. Ingleby
                                   ------------------------
                                   Raymond S. Ingleby
                                   Chairman of the Board and
                                   Chief Executive Officer


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

3.2 Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 (b) to the Company's Registration
        Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

10.1 Credit Agreement, dated as of October 28, 1997, among the Company, Caribiner, Inc., the several lenders named therein and the Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request) (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

27.1    Financial Data Schedule.