Form 10-Q
period 1998-03-31
CARIBINER INTERNATIONAL INC
filed 1998-05-14
CIK 1005015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

COMMISSION FILE NUMBER:   1-14234

                         Caribiner International, Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                    13-3466655
                --------                                    ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


    16 West 61st Street, New York, NY                         10023
  -------------------------------------                     ----------
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

                  Yes     [X]                  No       [    ]

The registrant had 23,602,165 shares of Common Stock (par value $0.01 per share) outstanding as of May 1, 1998.

                                     INDEX
                                     -----

PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Review Report of Independent Accountants..................2

                   Consolidated Balance Sheets as of
                   September 30, 1997 and March 31, 1998.....................3

                   Consolidated Statement of Operations for
                   the six months ended March 31, 1997 and 1998..............4

                   Consolidated Statements of Operations for
                   the three months ended March 31, 1997 and 1998............5

                   Consolidated Statements of Cash Flows for
                   the six months ended March 31, 1997 and 1998..............6

                   Consolidated Statement of Changes in Stockholders'
                   Equity for the six months ended March 31, 1998............7

                   Notes to Consolidated Financial Statements................8

                   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............12

PART II.  Other Information

          Item 2.  Changes in Securities....................................18

          Item 4.  Submission of Matters to a Vote of Security Holders......19

          Item 6.  Exhibits and Reports on Form 8-K.........................21


SIGNATURES..................................................................23

Review Report of Independent Accountants

Stockholders and Board of Directors
Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of March 31, 1998, and the related consolidated statements of operations for the three and six months ended March 31, 1997 and 1998, the consolidated statement of changes in stockholders' equity for the six months ended March 31, 1998 and the consolidated statements of cash flows for the six months ended March 31, 1997 and 1998. These financial statements are the responsibility of the Company's management.

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

                                                /s/ Ernst & Young LLP

New York, New York
May 8, 1998

                         Caribiner International, Inc.
                          Consolidated Balance Sheets

                                                                    September 30,               March 31,
ASSETS                                                                  1997                      1998
                                                                      (Note 1)                 (unaudited)
                                                                 ------------------        -----------------

                                                                           (amounts in thousands)
Current Assets:

Cash and cash equivalents                                        $         10,253          $        11,272
Trade accounts receivable - net of allowance for doubtful
   accounts of $1,497 and $3,610 at September 30, 1997 and
   March 31, 1998, respectively                                            77,780                  132,646
Deferred charges                                                           10,229                   19,029
Prepaid expenses and other current assets                                   9,128                   18,131
Assets held for sale (Note 4)                                                  --                   26,975
                                                                 ------------------        -----------------
           Total Current Assets                                           107,390                  208,053

Property and equipment - net                                               45,714                   93,565
Goodwill - net                                                            157,154                  435,279
Other assets                                                                3,619                   10,501
                                                                 ------------------        -----------------
           TOTAL ASSETS                                          $        313,877          $       747,398
                                                                 ==================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt                                $          1,217          $         5,614
Trade accounts payable                                                     18,816                   23,632
Accrued expenses and other current liabilities                             23,200                   53,206
Accrued production costs                                                   11,055                   20,939
Taxes payable                                                               4,726                    8,132
Deferred income                                                            12,225                   23,487
                                                                 ------------------        -----------------
           Total Current Liabilities                                       71,239                  135,010

Long-term debt                                                             60,642                  415,978
Deferred income                                                             5,617                   11,018
Deferred tax liability                                                        715                      894
Other liabilities                                                           4,230                    3,646
                                                                 ------------------        -----------------
           TOTAL LIABILITIES                                              142,443                  566,546

Stockholders' Equity:


Preferred stock, $0.01 par value:
   2,000 shares authorized, none issued and outstanding at
   September 30, 1997 and March 31, 1998, respectively                         --                        --
Common stock, $0.01 par value:
   40,000 and 100,000 voting shares authorized at
   September 30, 1997 and March 31, 1998, respectively;
   23,417 and 23,591 shares issued and outstanding at
   September 30, 1997 and March 31, 1998, respectively                        234                      236
Additional paid-in capital                                                159,874                  166,182
Translation adjustment                                                         11                     (168)
Retained earnings                                                          11,315                   14,602
                                                                 ------------------        -----------------
           TOTAL STOCKHOLDERS' EQUITY                                     171,434                  180,852
                                                                 ------------------        -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $        313,877          $       747,398
                                                                 ==================        =================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Operations
                           For the Six Months Ended
                                  (unaudited)


                                                                         March 31,
                                                                 1997                1998
                                                           -----------------   ------------------
                                                                    (amounts in thousands)
Service revenue                                            $        83,590     $       119,119
Rental revenue                                                      46,874             195,409
Intercompany eliminations                                             (370)             (4,701)
                                                           -----------------   ------------------
Total revenue                                                      130,094             309,827

Cost of service revenue                                             58,086              79,615
Cost of rental revenue                                              29,493             136,015
Intercompany eliminations                                             (370)             (4,701)
                                                           -----------------   ------------------
Total cost of revenue                                               87,209             210,929
                                                           -----------------   ------------------
Gross profit                                                        42,885              98,898

Operating expenses:
    Selling, general and administrative expenses                    31,187              70,320
    Restructuring charge (Note 3)                                       --               3,828
    Depreciation and amortization                                    3,025               9,048
                                                           -----------------   ------------------
Total operating expenses                                            34,212              83,196
                                                           -----------------   ------------------
Equity in income of affiliated company (Note 4)                         --                 688
                                                           -----------------   ------------------
Operating income                                                     8,673              16,390

Interest expense, net                                                1,118               9,904
                                                           -----------------   ------------------
Income before taxes and extraordinary charge                         7,555               6,486

Provision for taxes                                                  3,098               2,594
                                                           -----------------   ------------------

Income before extraordinary charge                                   4,457               3,892

Extraordinary charge on early extinguishment of debt
    (net of income taxes of $403) (Note 5)                              --                 605
                                                           -----------------   ------------------
Net income                                                 $         4,457     $         3,287
                                                           =================   ==================

Basic and diluted earnings per common share:

Income before extraordinary charge                         $          0.22     $          0.17
Extraordinary charge                                                   --                (0.03)
                                                           -----------------   ------------------
Net income per common share                                $          0.22     $          0.14
                                                           =================   ==================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Operations
                          For the Three Months Ended
                                  (unaudited)

                                                                         March 31,
                                                                 1997                1998
                                                           -----------------   ------------------
                                                                    (amounts in thousands)
Service revenue                                            $        45,284     $        62,941
Rental revenue                                                      32,522             126,967
Intercompany eliminations                                             (370)             (2,530)
                                                           -----------------   ------------------
Total revenue                                                       77,436             187,378

Cost of service revenue                                             31,671              41,741
Cost of rental revenue                                              20,960              86,708
Intercompany eliminations                                             (370)             (2,530)
                                                           -----------------   ------------------
Total cost of revenue                                               52,261             125,919
                                                           -----------------   ------------------
Gross profit                                                        25,175              61,459

Operating expenses:
    Selling, general and administrative expenses                    16,831              38,958
    Restructuring charge (Note 3)                                        -               3,828
    Depreciation and amortization                                    1,441               5,417
                                                           -----------------   ------------------
Total operating expenses                                            18,272              48,203
                                                           -----------------   ------------------
Operating income                                                     6,903              13,256

Interest expense, net                                                  576               6,981
                                                           -----------------   ------------------
Income before taxes                                                  6,327               6,275

Provision for taxes                                                  2,607               2,510
                                                           -----------------   ------------------
Net income                                                 $         3,720     $         3,765
                                                           =================   ==================
Basic and diluted earnings per common share                $          0.18     $          0.16
                                                           =================   ==================


See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Cash Flows

                           For the Six Months Ended
                                  (unaudited)

                                                                                        March 31,
                                                                               1997                 1998
                                                                          ----------------    ------------------
                                                                                 (amounts in thousands)
Cash flows from operating activities:
      Net income                                                          $         4,457     $          3,287

      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                             4,944               16,949
          Extraordinary charge on early extinguishment of debt,
            net of tax                                                                 --                  605
          Restructuring charge, net of cash payments                                   --                2,615

      Change in assets and liabilities, net of amounts acquired:
          (Increase) in trade accounts receivable                                 (19,478)             (13,096)
          (Increase) in deferred charges                                           (4,054)              (7,210)
          (Increase) in prepaid expenses and
               other current assets                                                  (785)              (6,734)
          (Increase) in other assets                                               (1,774)              (6,502)
          (Decrease) in trade accounts payable                                       (771)              (6,502)
          Increase in deferred income                                              11,468               14,009
          Increase in accrued expenses and
               other liabilities                                                    5,067                5,485
                                                                          ----------------    ------------------
      Net cash (used in) provided by operating activities                            (926)               2,906
                                                                          ----------------    ------------------

Cash flow used in investing activities:

          Purchase of property and equipment                                       (4,952)             (25,714)
          Acquisition of businesses, net of
              cash acquired                                                       (39,616)            (291,758)
                                                                          ----------------    ------------------
      Net cash used in investing activities                                       (44,568)            (317,472)
                                                                          ----------------    ------------------

Cash flow provided by financing activities:
          Net proceeds from issuance of common stock                               86,674                   --
          Proceeds from exercise of stock options                                      --                  459
          Repayments of long-term debt                                            (73,578)            (285,243)
          Net (repayments) of bank line of credit                                  (6,000)                  --
          Proceeds from long-term debt                                             58,500              600,002
                                                                          ----------------    ------------------
      Net cash provided by financing activities                                    65,596              315,218
                                                                          ----------------    ------------------


Translation effect on cash and cash equivalents                                       160                  367

Net increase in cash                                                               20,262                1,019
Cash, beginning of period                                                           8,432               10,253
                                                                          ----------------    ------------------

Cash, end of period                                                       $        28,694     $         11,272
                                                                          ================    ==================

Supplemental disclosure of cash flow information:
             Interest paid                                                $         1,033     $          7,000
                                                                          ================    ==================
             Income taxes paid                                            $         1,959     $          4,276
                                                                          ================    ==================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                    For the Six Months Ended March 31, 1998
                                  (unaudited)
                             (amounts in thousands)

                                             Common Stock                                                               Total
                                     -----------------------------     Additional       Retained     Translation     Stockholders'
                                         Shares         Amount      Paid in Capital     Earnings      Adjustment        Equity
                                     -------------   -------------  ---------------   ------------   ------------   -------------
Balance at September 30, 1997             23,417           $234           $ 159,874        $11,315        $  11          $171,434

Issuance of common stock upon
   acquisitions                              152              2               5,836             --           --             5,838

Issuance of common stock upon
   exercise of stock options                  22              *                 459             --           --               459

Issuance of common stock under
   nonemployee directors' stock
   plan                                        *              *                  13             --           --                13

Translation adjustment                        --             --                  --             --         (179)             (179)

Net income                                    --             --                  --          3,287           --             3,287
                                     -------------   -------------  ---------------   ------------   ------------   -------------
Balance at March 31, 1998                 23,591           $236            $166,182        $14,602        $(168)         $180,852
                                     =============   =============  ===============   ============   ============   =============

*Amount less than 1,000

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.

                  Notes To Consolidated Financial Statements
                  ------------------------------------------
                                  (Unaudited)

1.   Interim Financial Information

     The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1998.

     The balance sheet as of September 30, 1997 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     Certain reclassifications have been made to the consolidated statement of operations for the three and six months ended March 31, 1997 and 1998 to conform presentation in each period.

2.   Summary of Significant Accounting Policies

     New Accounting Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was required to be adopted on December 31, 1997. At that time, the Company changed the method used to compute earnings per share and has restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options has been excluded.

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise ("Statement 131"), which applies to all public business enterprises. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management is in the process of determining the effect of Statement 131 on its financial statement disclosures.

3.   Restructuring Charge

     During the three months ended March 31, 1998, the Company continued the integration of its recent acquisitions, primarily in the audio visual services businesses. These efforts included strategic evaluations of operating infrastructures, personnel, facilities and equipment with the goal of enhancing operational efficiency and improving gross profit and operating income. As a result of these efforts, the Company has recorded a non-recurring, pre-tax restructuring charge of $3.8 million. The charge includes $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 employees. Also, included in the charge is $1.0 million relating to lease termination costs and the write off of leasehold improvements of vacated facilities. The restructuring liability remaining at March 31, 1998 was $2.3 million.

4.   Business Acquisitions

     In October, 1997, the Company acquired all of the outstanding capital stock of Spectrum Data Systems, Inc. ("Spectrum Data"), an Atlanta-based provider of audiovisual presentation systems, design and installation services with a primary customer base in the southeastern United States. Aggregate consideration paid for the acquisition was $2.8 million in cash and the issuance of 43,628 shares of the Company's common stock having a then fair market value of $1.9 million.

     Pursuant to an offer document dated November 1, 1997, (the "Offer Document"), the Company announced a cash offer (the "Offer") by a wholly owned United Kingdom subsidiary, Caribiner Services Limited, to acquire all of the outstanding capital shares of Visual Action Holdings plc, a United Kingdom company ("Visual Action").

     As of November 24, 1997, by means of open market purchases and shares tendered pursuant to the Offer Document, the Company owned or had the obligation to acquire a total of 46,680,682 shares of Visual Action (or approximately 93.2% of the issued shares capital). Thereafter, the Company began the process of acquiring those shares of Visual Action not tendered pursuant to the Offer by compulsory purchases pursuant to the provisions of the UK Companies Act 1985. Such compulsory purchases were completed during February 1998. Prior to November 24, 1997, the Company acquired a minority interest of Visual Action through open market purchases resulting in the equity income reflected for the period. The Company consolidated the financial results of Visual Action as of December 1, 1997. The goodwill resulting from the acquisition of Visual Action is being amortized over 40 years.


     The total acquisition price for the shares was approximately $265.0 million, including transaction costs of approximately $15.0 million. In addition, the Company assumed approximately $44.3 million in outstanding indebtedness of Visual Action. The cost of the acquisition, including transaction costs, was financed through the Company's new loan agreement (see Note 5).

     Visual Action provides corporate meeting services, including audiovisual and exhibition and broadcast video services in the United States and the United Kingdom. At the time of its acquisition of Visual Action, the Company announced its intention to dispose of Visual Action's broadcast video services unit as soon as practicable. The assets of the broadcast video services unit which the Company intended to sell have been reflected separately in the accompanying consolidated balance sheet at their estimated fair market value. Operating results relating to the broadcast video services division since the date of acquisition which were accounted for as additional goodwill in the accompanying balance sheet were not material. (See Note 7).

     In December, 1997, the Company acquired substantially all of the assets and assumed certain of the liabilities of Consumer Access Limited ("Consumer Access"), a business communications services provider based in Hong Kong. The Company paid aggregate consideration of $3.8 million, consisting of cash of $2.8 million and the issuance of 22,859 shares having a then fair market value of approximately $1.0 million.

     In January, 1998, the Company acquired Right Source, Inc. for an initial consideration of $17 million in cash, plus the repayment of approximately $2.4 million in outstanding indebtedness. In addition, Caribiner will pay additional consideration of up to $17 million in cash and common stock in the event that the acquired business meets certain performance goals during the fiscal year ending September 30, 1998. Right Source, Inc., with offices in South Carolina and Connecticut, is a marketing support and training services company, focusing primarily on product launches and customer education for the information technology industry.

     In February, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of The Bridge Design Limited, a Hong Kong-based provider of design services. The Company paid aggregate consideration of approximately $6.2 million, which consisted of approximately $4.4 million in cash and the issuance of 53,958 shares of the Company's common stock having a then fair market value of approximately $1.8 million.

     The following unaudited consolidated pro forma results of operations of the Company for the six months ended March 31, 1997 and 1998 give effect to the acquisitions of Video Supply Company, Inc. d/b/a Projexions Video Supply, Blumberg Communications, Inc., D&D Enterprises, Inc. d/b/a Show Solutions, WCT Live Communication Limited, Bauer Audio Visual, Inc., Visual Action and Right Source, Inc., as if such transactions had occurred on October 1, 1996. The acquisitions of Spectrum Data, Consumer Access and Bridge Design would not have had or did not have, as the case may be, a significant effect on the Company's results of operations during the six months ended March 31, 1997 and 1998.

                                                Six Months Ended
                                                    March 31,
                                            1997                1998
                                     --------------------------------------
                                       (in millions, except per share data)

     Revenue                         $     309.6           $    346.9
     Income before taxes and
        extraordinary charge                 4.1                  6.9

     Net income (before
        extraordinary charge)                2.5                  4.1
     Pro forma diluted earnings
        per common share               $     0.11                $0.17


     The above calculation of pro forma diluted earnings per common share assumes that approximately 21,885,794 and 23,686,404 shares are outstanding during the six months ended March 31, 1997 and 1998, respectively.

     The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions described above been made on October 1, 1996 or of results which may occur in any future period.

5.   Debt

     On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit to be used in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan ("the 1997 Facilities") which was utilized in connection with the acquisition of Visual Action (see Note 4). Amounts outstanding under the Company's former bank facilities were repaid with the proceeds from the 1997 Facilities. The Company recognized an extraordinary charge of $0.6 million, net of taxes of $0.4 million, in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. The Company incurred approximately $5.0 million of debt issuance fees relating to the 1997 Facilities. Such fees will be amortized over the term of the 1997 Facilities. The maturity date of each of the 1997 Facilities is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and, at the option of the Company, accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the 1997 Facilities is currently LIBOR plus 1.125%. The applicable interest rates will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). As of April 30, 1998, the Company had approximately $418.4 million outstanding under the 1997 Facilities. In addition, as of April 30, 1998, approximately $16.3 million was outstanding under credit facilities assumed in connection with the acquisition of Visual Action.

6.   Earnings per Common Share

     A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per common share is as follows:

                                          Three Months Ended                Six Months Ended
                                             March 31,                         March 31,

                                       1997            1998              1997            1998
                                 -------------------------------   -------------------------------
Weighted average number of
common shares outstanding          20,682,520      23,543,999        19,933,800      23,508,286
Effect of stock options                68,338         157,365            66,472         178,118
                                 -------------    --------------   --------------    -------------
Weighted average number of
common shares outstanding,
including effect of dilutive
securities                         20,750,858      23,701,364        20,000,272      23,686,404

7.   Subsequent Event

     On May 12, 1998, the Company completed its disposition of the broadcast video services division of Visual Action for approximately $27.6 million in cash, excluding estimated transaction costs of $1.5 million. As described in Note 4, the Company announced its intention to sell Visual Action's broadcast video services unit when it acquired Visual Action in November, 1997. The difference between the net proceeds to be received from the disposition and the book value of the assets held for resale will be accounted for as additional goodwill.

                         Caribiner International, Inc.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

Six months Ended March 31, 1998 Compared to
 Six months Ended March 31, 1997

Revenue. Revenue increased $179.7 million, or 138.2%, from $130.1 million in the six months ended March 31, 1997 to $309.8 million in the six months ended March 31, 1998. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies. Approximately 82.6% of the increase was attributable to revenue from the rental of audio visual equipment through the Company's audio visual services division, including the impact of the Company's acquisition in November, 1997 of Visual Action Holdings plc ("Visual Action"). Increases in service revenue primarily from clients in the food services, petroleum, consumer products and government industries accounted for the remainder of the total revenue growth.

Gross profit. Total gross profit increased $56.0 million, or 130.6%, from $42.9 million in the six months ended March 31, 1997 to $98.9 million in the same period of 1998, primarily as a result of the revenue growth described above. As a percentage of service revenue, the gross profit margin increased from 30.5% in the six months ended March 31, 1997 to 33.2% in the six months ended March 31, 1998, before considering intercompany eliminations. The increased gross profit margin is due to the specific production requirements of the contracts completed during the period. Gross profit as a percentage of rental revenue was 30.4% for the six months ended March 31, 1998 compared to 37.1% in the prior comparable period, before considering intercompany eliminations. The decrease in the gross margin resulted primarily from a higher level of equipment sales and installations revenue, which generates a lower gross margin, the impact of acquired rental businesses which have historically operated at lower gross margins, increased costs relating to the strengthening of the rental infrastructure enabling it to handle future revenue growth and the inclusion of Visual Action for the month of December, a period with fixed costs but lower revenue due to the holidays. Gross profit on rental revenue for the six months ended March 31, 1997 and 1998 is impacted by approximately $1.7 million and $7.9 million, respectively, of depreciation expense related to rental equipment used in the audio visual businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $39.1 million, or 125.5%, from $31.2 million in the six months ended March 31, 1997 to $70.3 million in the six months ended March 31, 1998. The increase was due primarily to acquisitions and to support other revenue growth, as well as to normal inflationary increases. Salaries and related costs increased $23.8 million from increased personnel resulting from acquisitions and to support the Company's overall significant growth, as well as normal inflationary increases. Other general and administrative expenses, including rent and related costs, telephone, office supplies, as well as other miscellaneous expenses, increased $12.5 million due to acquisitions and to support the revenue growth. Direct selling expenses such as travel, marketing and other costs related to obtaining business increased $2.8 million. Selling, general and administrative expenses, as a percentage of total revenue, decreased from 24% during the six months ended March 31, 1997 to 22.7% in the six months ended March 31, 1998 as a result of cost management controls and leveraging the Company's existing core infrastructure.

Restructuring Charge. During the three months ended March 31, 1998, the Company continued the integration of its recent acquisitions, primarily in the audio visual services businesses. These efforts included strategic evaluations of operating infrastructures, personnel, facilities and equipment with the goal of enhanced operational efficiency and improved gross profit and operating income. As a result of these plans, the Company has recorded a non-recurring, pre-tax restructuring charge of $3.8 million. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 employees. Also included in the charge was $1.0 million related to lease termination costs and the write off of leasehold improvements of vacated facilities. The restructuring liability remaining at March 31, 1998 was $2.3 million.

Depreciation and amortization. Depreciation and amortization expense for the six months ended March 31, 1998 was $9.0 million, an increase of $6.0 million as compared to $3.0 million for the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $1.4 million. Amortization expense increased $4.6 million resulting primarily from goodwill arising from acquisitions.

Equity in Income of Visual Action. Prior to November 24, 1997, the Company acquired a minority interest in Visual Action through open market purchases resulting in the equity in income reflected for the period. The Company consolidated the financial results of Visual Action as of December 1, 1997.

Interest expense, net. Interest expense, net increased $8.8 million in the six months ended March 31, 1998 from $1.1 million due to higher average borrowings to finance acquisitions and increased working capital requirements.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 41% and 40% for the six months ended March 31, 1997 and 1998, respectively.

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

Net income. Net income was $3.3 million in the six months ended March 31, 1998 compared to net income of $4.5 million in the six months ended March 31, 1997. Basic and diluted earnings per common share after the non-recurring restructuring charge and the extraordinary charge on early extinguishment of debt were $0.14 for the six months ended March 31, 1998 as compared with an earnings per common share of $0.22 for the comparable period in fiscal 1997. Earnings per common share before the non-recurring restructuring charge and the extraordinary charge on early extinguishment of debt were $0.26 for the six months ended March 31, 1998.

Three months Ended March 31, 1998 Compared to
 Three months Ended March 31, 1997


Revenue. Revenue increased $110.0 million, or 142.0%, from $77.4 million in the three months ended March 31, 1997 to $187.4 million in the three months ended March 31, 1998. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies. Approximately 85.9% of the increase was attributable to revenue from the rental of audio visual equipment through the Company's audio visual services division, including the impact of the Company's acquisition of Visual Action. Increases in service revenue primarily from clients in the food services, consumer products, petroleum and lodging industries accounted for the remainder of the total revenue growth.

Gross profit. Total gross profit increased $36.3 million, or 144.1%, from $25.2 million in the three months ended March 31, 1997 to $61.5 million in the same period of 1998, primarily as a result of the revenue growth described above. As a percentage of service revenue, the gross profit margin increased from 30.1% in the three months ended March 31, 1997 to 33.7% in the three months ended March 31, 1998, before considering intercompany eliminations. The increased gross profit margin is due to the specific production requirements of the contracts completed during the period. Gross profit as a percentage of rental revenue was 31.7% for the three months ended March 31, 1998 compared to 35.6% in the prior comparable quarter, before considering intercompany eliminations. The decrease in the gross margin resulted primarily from a higher level of equipment sales and installations revenue, which generates a lower gross margin, the impact of acquired rental businesses which have historically operated at lower gross margins and increased costs relating to the strengthening of the rental infrastructure enabling it to handle future revenue growth. Gross profit on rental revenue for the three months ended March 31, 1997 and 1998 is impacted by approximately $1.2 million and $5.1 million, respectively, of depreciation expense related to rental equipment used in the audio visual business. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $22.1 million, or 131.5%, from $16.8 million in the three months ended March 31, 1997 to $38.9 million in the three months ended March 31, 1998. The increase was due primarily to acquisitions and to support other revenue growth, as well as to normal inflationary increases. Salaries and related costs increased $13.4 million from increased personnel resulting from acquisitions and to support the Company's overall significant growth, as well as normal inflationary increases. Other general and administrative expenses, including rent and related costs, telephone, office supplies, as well as other miscellaneous expenses, increased $7.4 million due to acquisitions and to support the revenue growth. Direct selling expenses such as travel, marketing and other costs related to obtaining business increased $1.3 million. Selling, general and administrative expenses, as a percentage of total revenue, decreased from 21.7% during the three months ended March 31, 1997 to 20.8% in the three months ended March 31, 1998 as a result of cost management controls and leveraging the Company's existing core infrastructure.

Restructuring Charge. During the three months ended March 31, 1998, the Company continued the integration of its recent acquisitions, primarily in the audio visual services businesses. These efforts included strategic evaluations of operating infrastructures, personnel, facilities and equipment with the goal of enhanced operational efficiency and improved gross profit and operating income. As a result of these plans, the Company has recorded a non-recurring, pre-tax restructuring charge of $3.8 million. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 employees. Also, included in the charge was $1.0 million related to lease termination costs and the write off of leasehold improvements of vacated facilities. The restructuring liability remaining at March 31, 1998 was $2.3 million.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 1998 was $5.4 million, an increase of $4.0 million as compared to $1.4 million for the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $1.2 million. Amortization expense increased $2.8 million resulting primarily from goodwill arising from acquisitions.

Interest expense, net. Interest expense, net increased primarily due to higher average borrowings to finance acquisitions and increased working capital requirements.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 41% and 40% for the three months ended March 31, 1997 and 1998, respectively.

Net income. Net income was $3.8 million in the three months ended March 31, 1998 compared to net income of $3.7 million in the three months ended March 31, 1997. Basic and diluted earnings per common share after the non-recurring restructuring charge were $0.16 for the three months ended March 31, 1998 as compared to earnings per common share of $0.18 for the comparable period in fiscal 1997. Earnings per common share before the non-recurring restructuring charge were $0.26 for the three months ended March 31, 1998.

Liquidity and Capital Resources

On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit to be used in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (the "1997 Facilities") which was utilized in connection with the acquisition of Visual Action. Amounts outstanding under the Company's former bank facilities were repaid with the proceeds from the 1997 Facilities. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million, in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. The Company incurred approximately $5.0 million of debt issuance fees relating to the 1997 Facilities. Such fees will be amortized over the term of the 1997 Facilities. The maturity date of each of the 1997 Facilities is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and
(c) the federal funds rate. The interest rate on the 1997 Facilities is currently LIBOR plus 1.125%. The applicable interest rates will increase by 2.0% if principal or interest is not paid when due (after applicable grace periods). As of April 30, 1998, the Company had approximately $418.4 million outstanding under the 1997 Facilities. In addition, as of April 30, 1998, approximately $16.3 million was outstanding under credit facilities assumed in connection with the acquisition of Visual Action.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the six months ended March 31, 1997 and 1998:

                                                Six months Ended March 31,
                                             1997                   1998
                                     ----------------------  ------------------
                                                    (in thousands)

Net cash provided by (used in):
     Operating activities            $         (926)          $       2,906
     Investing activities                   (44,568)               (317,472)
     Financing activities                    65,596                 315,218


For the six months ended March 31, 1998, $2.9 million was provided by operating activities. The net income adjusted for depreciation and amortization and the extraordinary and restructuring charges provided $23.5 million. The net change in working capital used $20.6 million, with an increase in deferred income and accrued expenses and other liabilities, which was more than offset by increases in accounts receivable, deferred charges, prepaid expenses and other assets, and a decrease in trade accounts payable. Investing activities required $317.5 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $315.2 million in the six months ended March 31, 1998, of which $600.0 million was provided by drawings under the Company's existing credit facilities, offset by repayments of $285.3 million. In addition, the Company received $0.5 million from the exercise of employee stock options.

For the six months ended March 31, 1997, $0.9 million was used in operating activities. The net income adjusted for depreciation and amortization provided $9.4 million. The net change in working capital used $10.3 million, with an increase in deferred income and accrued expenses and other liabilities, which was more than offset by increases in trade accounts receivable, deferred charges, prepaid expenses and other assets, and a decrease in trade accounts payable. Investing activities required $44.6 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $65.6 million in the six months ended March 31, 1997, of which $86.7 million of net proceeds were received during the period from the issuance of common stock and $58.5 million was provided by drawings under the Company's then existing credit facilities, offset by repayment of $79.6 million.

Capital expenditures were $5.0 million and $25.7 million during the six months ended March 31, 1997 and 1998, respectively. During the six months ended March 31, 1997, the purchase of additional personal computers and expanded capabilities for the computer system accounted for the largest areas of expenditure. During the six months ended March 31, 1998, the majority of the capital expenditures related to the purchase of audio visual equipment needed to support the Company's expanded audio visual businesses, as well as the continued investment in information technology.

The Company believes that cash flow from operations and net available credit under existing bank facilities will be sufficient to meet operating needs and capital spending requirements and to fund its acquisition strategies for the foreseeable future.

Year 2000
---------

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

                                    PART II
                                    -------

OTHER INFORMATION
-----------------

ITEM 2. CHANGES IN SECURITIES

a)   Not Applicable

b)   Not Applicable

c) The Company issued and sold the following unregistered securities during the three months ended March 31, 1998:

1. In February, 1998, the Company issued and sold an aggregate of 53,958 shares of Common Stock to Paulus J. Zimmerman in connection with the purchase of substantially all of the assets and the assumption of certain of the liabilities of The Bridge Design Limited.

2. In March, 1998, the Company issued and sold an aggregate of 6,065 shares of Common Stock to Michael K. Trovalli in connection with the purchase of substantially all of the assets and the assumption of certain of the liabilities of Michael K. Trovalli d/b/a The Tomannex Group.

3. In March, 1998, the Company issued to C. Anthony Wainwright, a Director of the Company, 393 shares of Common Stock at a price per share of $31.75 pursuant to the Company's Non-Employee Directors' Stock Plan (the "Plan"). Pursuant to the Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by 31.75 (the average of the high and low sales price per share of the Common Stock on the anniversary date of Mr. Wainwright's appointment to the Board of Directors (March 24, 1997)).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        a)   Annual Meeting of Stockholders
             Date held: February 27, 1998

        b)   Directors elected:

             Errol M. Cook
             Raymond S. Ingleby
             Bryan D. Langton
             Sidney Lapidus
             David E. Libowitz

             C. Anthony Wainwright

        c)   Matters Voted Upon:

             1.  Election of Directors

                 Nominee                    Votes For        Votes Withheld
                 -------                    ---------        --------------
                 Errol M. Cook              21,265,981           10,255
                 Raymond S. Ingleby         21,265,981           10,255
                 Bryan D. Langton           21,265,979           10,257
                 Sidney Lapidus             21,265,981           10,255
                 David E. Libowitz          21,265,981           10,255
                 C. Anthony Wainwright      21,265,981           10,255

               2.Amendment to Increase Number of Shares of Common Stock
                 Available for Grant under the Company's 1996 Stock Option Plan from 728,000 Shares to 1,928,000 Shares

                 Votes for:                   20,439,479
                 Votes against:                   34,537
                 Votes abstaining:                 5,054
                 Broker non-votes:               797,166


               3.Amendment to the Company's Restated Certificate of
                 Incorporation to Increase the Number of Authorized Shares of Common Stock from 40,000,000 Shares to 100,000,000 Shares

                 Votes for:                   18,822,625
                 Votes against:                2,447,165
                 Votes abstaining:                 6,446


             4. Approval and Ratification of Appointment of Ernst & Young LLP as Independent Auditors for the Fiscal Year Ending September 30, 1998

                 Votes for:                 21,274,341
                 Votes against:                    700
                 Votes abstaining:               1,195

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

               3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed March 30, 1998 with the Secretary of State of the State of Delaware.

               3.3 Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 (b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

               10.1 Caribiner International, Inc. 1996 Stock Option Plan, as
                    amended.

               10.2 Caribiner International, Inc. 1998 Stock Option Plan.

               27.1 Financial Data Schedule.

        (b)    Reports on Form 8-K:

               The Company filed the following report on Form 8-K during the three months ended March 31, 1998:

               Date of Filing        Item Reported    Subject of Report
               --------------        -------------    -----------------

               February 6, 1998           7           Form 8-K/A containing
                                                      financial information in
                                                      connection with the
                                                      acquisition of Visual
                                                      Action Holdings plc

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CARIBINER INTERNATIONAL, INC.
                              (Registrant)


Date: May 14, 1998            By:    /s/ Raymond S. Ingleby
                                    --------------------------------
                                    Raymond S. Ingleby
                                    Chairman of the Board and
                                    Chief Executive Officer


                              By:    /s/ Arthur F. Dignam
                                    --------------------------------
                                    Arthur F. Dignam
                                    Executive Vice President and
                                    Chief Financial and Administrative Officer
                                    (Principal Financial Officer and
                                    Chief Accounting Officer)

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

3.2   Certificate of Amendment to the Restated Certificate of
      Incorporation of the Company filed March 30, 1998 with the Secretary of State of the State of Delaware.

3.3 Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 (b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

10.1 Caribiner International, Inc. 1996 Stock Option Plan, as amended.

10.2  Caribiner International, Inc. 1998 Stock Option Plan

27.1  Financial Data Schedule.