Form 10-Q
period 1998-06-30
CARIBINER INTERNATIONAL INC
filed 1998-08-14
CIK 1005015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

COMMISSION FILE NUMBER:   1-14234

                         Caribiner International, Inc.
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                  13-3466655
                  --------                                  ----------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      16 West 61st Street, New York, NY                      10023
    -------------------------------------                   -------
  (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (212) 541-5300
                                                          ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]          No [ ]

The registrant had 23,635,658 shares of Common Stock (par value $0.01 per share) outstanding as of July 31, 1998.

                                     INDEX
                                     ------
PART I.  Financial Information

         Item 1.   Financial Statements (Unaudited)

                   Review Report of Independent Accountants...................2

                   Consolidated Balance Sheets as of
                   September 30, 1997 and June 30, 1998.......................3

                   Consolidated Statement of Operations for
                   the nine months ended June 30, 1997 and 1998...............4

                   Consolidated Statements of Operations for
                   the three months ended June 30, 1997 and 1998..............5

                   Consolidated Statements of Cash Flows for
                   the nine months ended June 30, 1997 and 1998...............6

                   Consolidated Statement of Changes in Stockholders'
                   Equity for the nine months ended June 30, 1998.............7

                   Notes to Consolidated Financial Statements.................8

                   Management's Discussion and Analysis of

                   Financial Condition and Results of Operations.............13

PART II. Other Information

         Item 2.   Changes in Securities.....................................19

         Item 6.   Exhibits and Reports on Form 8-K..........................20

SIGNATURES...................................................................21

Review Report of Independent Accountants

Stockholders and Board of Directors
Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of June 30, 1998, and the related consolidated statements of operations for the three and nine months ended June 30, 1997 and 1998, the consolidated statement of changes in stockholders' equity for the nine months ended June 30, 1998 and the consolidated statements of cash flows for the nine months ended June 30, 1997 and 1998. These financial statements are the responsibility of the Company's management.

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

                                                         /s/ Ernst & Young LLP
                                                         ---------------------
New York, New York
August 5, 1998

                         Caribiner International, Inc.
                          Consolidated Balance Sheets


                                                                             September 30,               June 30,
                                                                                 1997                      1998
                                                                               (Note 1)                (unaudited)
                                                                           ------------------        -----------------
                                                                                       (amounts in thousands)

ASSETS
------
Current Assets:

Cash and cash equivalents                                                  $         10,253          $        20,447
Trade accounts receivable - net of allowance for doubtful
   accounts of $1,497 and $3,263 at September 30, 1997 and
   June 30, 1998, respectively                                                       77,780                  131,426
Deferred charges                                                                     10,229                   17,398
Prepaid expenses and other current assets                                             9,128                   14,946
Assets held for sale (Note 4)                                                            --                   26,650
                                                                           ------------------        -----------------
           Total Current Assets                                                     107,390                  210,867

Property and equipment - net                                                         45,714                   93,334
Goodwill - net                                                                      157,154                  418,422
Deferred tax asset                                                                       --                    2,472
Other assets                                                                          3,619                   10,598
                                                                           ------------------        -----------------
           TOTAL ASSETS                                                           $ 313,877          $       735,693
                                                                           ==================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:

Current portion of long-term debt                                          $          1,217          $           631
Trade accounts payable                                                               18,816                   19,866
Accrued expenses and other current liabilities                                       23,200                   53,394
Accrued production costs                                                             11,055                   15,538
Taxes payable                                                                         4,726                    6,097
Deferred income                                                                      12,225                   16,661
                                                                           ------------------        ----------------
           Total Current Liabilities                                                 71,239                  112,187

Long-term debt                                                                       60,642                  422,790
Deferred income                                                                       5,617                    7,806
Deferred tax liability                                                                  715                       --
Other liabilities                                                                     4,230                    5,724

                                                                           ------------------        ----------------
           TOTAL LIABILITIES                                                        142,443                  548,507

Stockholders' Equity:

Preferred stock, $0.01 par value:
   2,000 shares authorized, none issued and outstanding at
   September 30, 1997 and June 30, 1998, respectively                                     --                      --

Common stock, $0.01 par value:
   40,000 and 100,000 voting shares authorized at September 30, 1997 and June 30, 1998, respectively; 23,417 and 23,635 shares issued and
   outstanding at September 30, 1997 and June 30, 1998, respectively                    234                      236
Additional paid-in capital                                                          159,874                  167,008
Translation adjustment                                                                   11                     (496)
Retained earnings                                                                    11,315                   20,438
                                                                           ------------------        -----------------
           TOTAL STOCKHOLDERS' EQUITY                                               171,434                  187,186
                                                                           ------------------        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        313,877          $       735,693
                                                                           ==================        =================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Operations
                           For the Nine Months Ended
                                  (unaudited)


                                                                         June 30,
                                                                 1997                1998
                                                           -----------------   ------------------
                                                                    (amounts in thousands)

Service revenue                                            $       151,565     $       204,853
Rental revenue                                                      83,338             316,232
Intercompany eliminations                                           (1,610)             (8,360)
                                                           -----------------   ------------------

Total revenue                                                      233,293             512,725

Cost of service revenue                                            103,856             138,600
Cost of rental revenue                                              53,371             221,426
Intercompany eliminations                                           (1,610)             (8,360)
                                                           -----------------   ------------------

Total cost of revenue                                              155,617             351,666
                                                           -----------------   ------------------

Gross profit                                                        77,676             161,059

Operating expenses:

    Selling, general and administrative expenses                    50,079             109,604
    Restructuring charge (Note 3)                                       --               3,828
    Depreciation and amortization                                    5,255              15,123
                                                           -----------------   ------------------
Total operating expenses                                            55,334             128,555
                                                           -----------------   ------------------

Equity in income of affiliated company (Note 4)                         --                 688
                                                           -----------------   ------------------

Operating income                                                    22,342              33,192

Interest expense, net                                                1,207              16,963
                                                           -----------------   ------------------

Income before taxes and extraordinary charge                        21,135              16,229

Provision for taxes                                                  8,666               6,501
                                                           -----------------   ------------------

Income before extraordinary charge                                  12,469               9,728

Extraordinary charge on early extinguishment of debt

    (net of income taxes of $403) (Note 5)                              --                 605
                                                           -----------------   ------------------

Net income                                                 $        12,469     $         9,123
                                                           =================   ==================

Basic and diluted earnings per common share:

Income before extraordinary charge                         $         0.59      $         0.41
Extraordinary charge                                                   --               (0.02)
                                                           -----------------   ------------------

Net income per common share                                $         0.59      $         0.39
                                                           =================   ==================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Operations
                          For the Three Months Ended
                                  (unaudited)


                                                                         June 30,
                                                                 1997                1998
                                                           -----------------   ------------------
                                                                    (amounts in thousands)

Service revenue                                            $        67,603            $ 85,734
Rental revenue                                                      36,835             120,823
Intercompany eliminations                                             (861)             (3,659)
                                                           -----------------   ------------------

Total revenue                                                      103,577             202,898

Cost of service revenue                                             45,770              58,985
Cost of rental revenue                                              23,878              85,411
Intercompany eliminations                                             (861)             (3,659)
                                                           -----------------   ------------------

Total cost of revenue                                               68,787             140,737
                                                           -----------------   ------------------

Gross profit                                                        34,790              62,161

Operating expenses:

    Selling, general and administrative expenses                    18,892              39,284
    Depreciation and amortization                                    2,229               6,075
                                                           -----------------   ------------------
Total operating expenses                                            21,121              45,359
                                                           -----------------   ------------------

Operating income                                                    13,669              16,802

Interest expense, net                                                   88               7,059
                                                           -----------------   ------------------

Income before taxes                                                 13,581               9,743

Provision for taxes                                                  5,568               3,907
                                                           -----------------   ------------------

Net income                                                 $         8,013     $         5,836
                                                           =================   ==================

Basic and diluted earnings per common share                $          0.35     $          0.25
                                                           =================   ==================




See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                                  (unaudited)


                                                                                        June 30,
                                                                               1997                 1998
                                                                          ----------------    ------------------
                                                                                 (amounts in thousands)
Cash flows from operating activities:

      Net income                                                          $        12,469     $          9,123

      Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                             9,549               26,886
          Extraordinary charge on early extinguishment of debt,                                            605
                  net of tax                                                            --
          Restructuring charge, net of cash payments                                    --               1,435

      Change in assets and liabilities:

          (Increase) in trade accounts receivable                                 (22,397)             (22,307)
          (Increase) in deferred charges                                             (472)              (6,358)
          (Increase) in prepaid expenses and
               other current assets                                                (5,224)              (2,027)
          (Increase) in other assets                                               (2,001)              (3,613)
          (Decrease) in trade accounts payable                                     (3,948)`             (7,145)
          Increase in deferred income                                               3,242                7,422
          Increase in accrued expenses and
               other liabilities                                                   10,253                6,103
                                                                          ----------------    ------------------
      Net cash provided by operating activities                                     1,471               10,124
                                                                          ----------------    ------------------

Cash flow used in investing activities:

          Purchase of property and equipment                                       (7,992)             (39,960)
          Net proceeds from disposition of business                                                     25,637
          Acquisitions of businesses, net of cash acquired                        (69,920)            (298,909)
                                                                          ----------------    ------------------
      Net cash used in investing activities                                       (77,912)            (313,232)
                                                                          ----------------    ------------------

Cash flow provided by financing activities:

          Proceeds from issuance of long-term debt                                 81,200              725,300
          Repayments of long-term debt                                            (73,754)            (408,728)
          Deferred financing fees                                                  (1,090)              (4,022)
          Net proceeds from issuance of common stock                               85,889                  --
          Proceeds from exercise of stock options                                      --                  667
          Net (repayments) of bank line of credit                                  (2,000)                 --
                                                                          ----------------    ------------------
      Net cash provided by financing activities                                    90,245              313,217
                                                                          ----------------    ------------------

Translation effect on cash and cash equivalents                                       633                   85
Net increase in cash                                                               14,437               10,194
Cash, beginning of period                                                           8,432               10,253
                                                                          ================    ==================
Cash, end of period                                                       $        22,869               20,447
                                                                          ================    ==================
Supplemental disclosure of cash flow information:

             Interest paid                                                $         1,157               14,430
                                                                          ================    ==================
             Income taxes paid                                            $         3,591                4,967
                                                                          ================    ==================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                    For the Nine Months Ended June 30, 1998
                                  (unaudited)
                            (amounts in thousands)




                                                       Common Stock              Additional         Retained         Translation
                                                   Shares         Amount      Paid in Capital       Earnings          Adjustment
                                                   ------         ------      ---------------       --------          ----------

Balance at September 30, 1997                       23,417           $234            $159,874          $11,315              $11

Issuance of common stock upon acquisitions             185              2               6,442               --               --

Issuance of common stock upon exercise of               33              *                 667               --               --
    stock options

Issuance of common stock under nonemployee
    directors' stock plan                                *              *                  25               --               --

Translation adjustment                                  --             --                  --               --             (507)

Net income                                              --             --                  --            9,123               --
                                                    ------           ----            --------          -------            -----
Balance at June 30, 1998                            23,635           $236            $167,008          $20,438            $(496)
                                                    ======           ====            ========          =======            =====


*Amount less than 1,000


                                                     Total
                                                  Stockholders'
                                                     Equity
                                                  ------------

Balance at September 30, 1997                     $171,434

Issuance of common stock upon acquisitions           6,444

Issuance of common stock upon exercise of              667
    stock options

Issuance of common stock under nonemployee
    directors' stock plan                               25

Translation adjustment                                (507)

Net income                                           9,123
                                                  ---------
Balance at June 30, 1998                          $187,186
                                                  =========

*Amount less than 1,000



See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.

                  Notes To Consolidated Financial Statements
                  ------------------------------------------
                                  (Unaudited)

1.   Interim Financial Information

     The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1998.

     The balance sheet as of September 30, 1997 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended June 30, 1997 and 1998 to conform presentation in each period.

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

3.   Restructuring Charge

     During the nine months ended June 30, 1998, the Company continued the integration of its acquired businesses, primarily in the audio visual services businesses. These efforts included strategic evaluations of operating infrastructures, personnel, facilities and equipment to enhance efficiency. Accordingly, the Company recorded a pre-tax restructuring charge of $3.8 million during the three months ended March 31, 1998. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 people and $1.0 million relating to lease terminations. The remaining restructuring liability at June 30, 1998 was $1.4 million.

4.   Business Acquisitions/Dispositions

     In October, 1997, the Company acquired all of the outstanding capital stock of Spectrum Data Systems, Inc. ("Spectrum Data"), an Atlanta-based provider of audio-visual presentation systems, design and installation services with a primary customer base in the southeastern United States. Aggregate consideration paid for the acquisition was $2.8 million in cash and the issuance of 43,628 shares of the Company's common stock having a fair market value of $1.9 million.

     Pursuant to an offer document dated November 1, 1997, (the "Offer Document"), the Company announced a cash offer (the "Offer") by a wholly owned United Kingdom subsidiary, Caribiner Services Limited, to acquire all of the outstanding capital shares of Visual Action Holdings plc, a United Kingdom company ("Visual Action").

     As of November 24, 1997, by means of open market purchases and shares tendered pursuant to the Offer Document, the Company owned or had the obligation to acquire a total of 46,680,682 shares of Visual Action (or approximately 93.2% of the issued shares capital). Thereafter, the Company began the process of acquiring those shares of Visual Action not tendered pursuant to the Offer by compulsory purchases pursuant to the provisions of the UK Companies Act of 1985. Such compulsory purchases were completed during February 1998. Prior to November 24, 1997, the Company acquired a minority interest in Visual Action through open market purchases resulting in the equity income reflected for the period. The Company commenced consolidating the financial results of Visual Action as of December 1, 1997. The goodwill resulting from the acquisition of Visual Action is being amortized over 40 years.

     The total acquisition price for the shares was approximately $265.0 million, including transaction costs of approximately $15.0 million. In addition, the Company assumed approximately $44.3 million in outstanding indebtedness of Visual Action. The cost of the acquisition, including transaction costs, was financed through the Company's loan agreement entered into in October, 1997 (see Note 5).

     Visual Action provides corporate meeting services, including audio visual and exhibition services, in the United States and the United Kingdom.

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

     In February, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of The Bridge Design Limited ("Bridge Design"), a Hong Kong-based provider of design services. The Company paid aggregate consideration of approximately $6.2 million, which consisted of approximately $4.4 million in cash and the issuance of 53,958 shares of the Company's common stock having a fair market value of approximately $1.8 million.

     In May, 1998, the Company completed the disposition of the broadcast video services business of Visual Action for approximately $27.6 million in cash, excluding transaction costs of $2.0 million. The Company announced its intention to sell Visual Action's broadcast video services unit when it acquired Visual Action in November, 1997. No gain or loss was recognized on the transaction. Losses of $0.8 million related to the broadcast video services business were recorded as an adjustment to the purchase price of Visual Action.

     In June, 1998, the Company acquired substantially all of the assets and certain of the liabilities of Stagecraft Corporate Theatre
     ("Stagecraft"), an Australian-based company. Aggregate consideration of $1.9 million consisted of $1.6 million in cash and the issuance of 16,106 shares of the Company's common stock with a fair market value of approximately $0.3 million.

     In June, 1998, the Company also acquired substantially all of the assets and assumed certain of the liabilities of M.D. McDonald, Inc., a Michigan-based training services company. The Company paid aggregate consideration of approximately $3.6 million, which consisted of approximately $3.3 million in cash and the issuance of 17,053 shares of the Company's common stock with a fair market value of approximately $0.3 million. The Company will pay additional consideration of up to $1.5 million in the event that the acquired business meets certain performance goals.

     Subsequent Event

     On July 30, 1998, the Company completed the disposition of the U.K.-based audio visual staging operations of Visual Action for approximately $26.7 million in cash. The Company retained the hotel audio visual outsourcing services portion of this business, integrating it with Visual Action's existing U.K. operations. The Company used the cash proceeds from the sale of the business to repay outstanding bank debt. The accompanying results of operations of the Company for the three months ended June 30, 1998 do not include the results of operations of this disposed business. No gain or loss was recognized on the transaction. Earnings of $0.2 million of the U.K.-based audio visual staging operations were recorded as an adjustment to the purchase price of Visual Action.

     The following unaudited consolidated pro forma results of operations of the Company for the nine months ended June 30, 1997 and 1998 give effect to the acquisitions of Video Supply Company, Inc. d/b/a Projexions Video Supply, Blumberg Communications, Inc., D&D Enterprises, Inc. d/b/a Show Solutions, WCT Live Communication Limited, Bauer Audio Visual, Inc., Visual Action and Right Source, Inc., as well as the dispositions of Visual Action's broadcast video services unit and its U.K. staging and equipment rental services unit, and reflect the extraordinary charge resulting from the write-off of unamortized fees relating to the Company's former bank facilities (see Note 5), as if such transactions had occurred in each case on October 1, 1996. The acquisitions of Spectrum Data, Consumer Access, Bridge Design, M.D. McDonald, Inc. and Stagecraft would not have had or did not have, as the case may be, a significant effect on the Company's results of operations during the nine months ended June 30, 1997 and 1998.



                                                                                   Nine Months Ended
                                                                                          June 30,

                                                                             1997                       1998
                                                                   --------------------------- -------------------------
                                                                          (in millions, except per share data)

       Revenue                                                     $             498.7         $             549.8
       Income before taxes and extraordinary charge
                                                                                  18.8                        16.1
       Net income                                                                 11.3                         8.8
       Pro forma basic and diluted earnings per common share
                                                                   $              0.49         $              0.37

     The above calculation of pro forma diluted earnings per common share assumes that approximately 22,967,735 and 23,694,066 shares were outstanding during the nine months ended June 30, 1997 and 1998, respectively.

     The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions described above been made on October 1, 1996 or of results which may occur in any future period.

5.   Debt

     On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit to be used in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan ("the 1997 Facilities") which was utilized in connection with the acquisition of Visual Action (see Note 4). Amounts outstanding under the Company's former bank facilities were repaid with the proceeds from the 1997 Facilities. The Company recognized an extraordinary charge of $0.6 million, net of taxes of $0.4 million, in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. The Company incurred approximately $5.0 million of debt issuance fees relating to the 1997 Facilities, to be amortized over six years. The maturity date of each of the 1997 Facilities is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and, at the option of the Company, accrues at either (i) LIBOR plus an applicable margin or
     (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the 1997 Facilities is currently LIBOR plus 1.125%. As of August 4, 1998, the Company had approximately $404.0 million outstanding under the 1997 Facilities. In addition, as of July 31, 1998, all debt which was outstanding under credit facilities assumed in connection with the acquisition of Visual Action has been repaid by the Company.

6.    Earnings per Common Share

     A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per common share is as follows:


                                           Three Months Ended                           Nine Months Ended
                                                June 30,                                     June 30,

                                       1997                1998                    1997                 1998
                                 ------------------- -------------------     -------------------- --------------------

Weighted average number of
common shares
outstanding                        23,112,647          23,610,343              20,993,415           23,542,307

Effect of stock options               106,214              85,617                  88,798              151,759
                                   ----------          ----------              ----------           ----------
Weighted average number
of common shares
outstanding, including
effect of dilutive securities      23,218,861          23,695,960              21,082,213           23,694,066

                         Caribiner International, Inc.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

Nine months Ended June 30, 1998 Compared to
Nine months Ended June 30, 1997

Revenue. Revenue increased $279.4 million, or 119.8%, from $233.3 million in the nine months ended June 30, 1997 to $512.7 million in the nine months ended June 30, 1998. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies. Approximately 83.3% of the increase was attributable to revenue from the rental of audio visual equipment through the Company's audio visual services division, including the impact of the Company's acquisition of Visual Action Holdings plc ("Visual Action") in November, 1997. Increases in service revenue primarily from clients in the petroleum, government, financial services and food services industries accounted for the remainder of the total revenue growth.

Gross profit. Total gross profit increased $83.4 million, or 107.3%, from $77.7 million in the nine months ended June 30, 1997 to $161.1 million in the same period of 1998, primarily as a result of the revenue growth described above. As a percentage of service revenue, the gross profit margin increased from 31.5% in the nine months ended June 30, 1997 to 32.3% in the nine months ended June 30, 1998, before considering intercompany eliminations. The increased gross profit margin is due to the specific production requirements of the contracts completed during the period. Gross profit as a percentage of rental revenue was 30.0% for the nine months ended June 30, 1998 compared to 36.0% in the prior comparable period, before considering intercompany eliminations. The decrease in the gross margin resulted primarily from a higher level of equipment sales and installations revenue, which generates a lower gross margin, the impact of acquired rental businesses which have historically operated at lower gross margins, increased costs relating to the strengthening of the rental infrastructure enabling it to handle future revenue growth and the inclusion of Visual Action for the month of December, a period with fixed costs but lower revenue due to the holidays. Gross profit on rental revenue for the nine months ended June 30, 1997 and 1998, respectively, is impacted by approximately $2.9 million and $11.8 million, respectively, of depreciation expense related to rental equipment used in the audio visual businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $59.5 million, or 118.9%, from $50.1 million in the nine months ended June 30, 1997 to $109.6 million in the nine months ended June 30, 1998. The increase was due primarily to acquisitions and to support other revenue growth, as well as to normal inflationary increases. Salaries and related costs increased $36.2 million, or 116.6%, from increased personnel resulting from acquisitions and to support the Company's overall significant growth, as well as normal inflationary increases. Other general and administrative expenses, including rent and related costs, telephone, office supplies, as well as other miscellaneous expenses, increased $18.0 million, or 138.7%, due to acquisitions and to support the revenue growth. Direct selling expenses such as travel, marketing and other costs related to obtaining business increased $5.4 million, or 88.1%. Selling, general and administrative expenses, as a percentage of total revenue, were comparable during the nine months ended June 30, 1997 and 1998.

Restructuring Charge. During the nine months ended June 30, 1998, the Company continued to focus on the integration of its acquired businesses, primarily in the audio visual services businesses. These efforts have included strategic evaluations of operating infrastructures, personnel, facilities and equipment to enhance efficiency. Accordingly, the Company recorded a pre-tax restructuring charge of $3.8 million during the three months ended March 31, 1998. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 people and $1.0 million related to lease termination costs. The remaining restructuring liability at June 30, 1998 was $1.4 million.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended June 30, 1998 was $15.1 million, an increase of $9.8 million as compared to $5.3 million for the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $2.5 million. Amortization expense increased $7.3 million resulting from goodwill arising from acquisitions.

Equity in Income of Visual Action. Prior to November 24, 1997, the Company acquired a minority interest in Visual Action through open market purchases resulting in the equity in income reflected for the period. The Company consolidated the financial results of Visual Action as of December 1, 1997.

Interest expense, net. Interest expense, net increased $15.8 million in the nine months ended June 30, 1998 from $1.2 million due to higher average borrowings to finance acquisitions and increased working capital requirements.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 41% and 40% for the nine months ended June 30, 1997 and 1998, respectively.

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

Net income. Net income was $9.1 million in the nine months ended June 30, 1998 compared to net income of $12.5 million in the nine months ended June 30, 1997. Basic and diluted earnings per common share after the non-recurring restructuring charge and the extraordinary charge on early extinguishment of debt was $0.39 for the nine months ended June 30, 1998 as compared with an earnings per common share of $0.59 for the comparable period in fiscal 1997. Earnings per common share before the non-recurring restructuring charge and the extraordinary charge on early extinguishment of debt would have been $0.51 for the nine months ended June 30, 1998.

Three months Ended June 30, 1998 Compared to
Three months Ended June 30, 1997

Revenue. Revenue increased $99.3 million, or 95.9%, from $103.6 million in the three months ended June 30, 1997 to $202.9 million in the three months ended June 30, 1998. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services companies. Approximately 84.6% of the increase represented revenue from the rental of audio visual equipment through the Company's audio visual services division, including the impact of the Company's acquisition of Visual Action. Increases in service revenue primarily from clients in the financial services, insurance, pharmaceuticals and government industries accounted for the remainder of the total revenue growth.

Gross profit. Total gross profit increased $27.4 million, or 78.7%, from $34.8 million in the three months ended June 30, 1997 to $62.2 million in the same period of 1998, primarily as a result of the revenue growth described above. As a percentage of service revenue, the gross profit margin decreased from 32.3% in the three months ended June 30, 1997 to 31.2% in the three months ended June 30, 1998, before considering intercompany eliminations. The decreased gross profit margin is due to the specific production requirements of the contracts completed during the period. Gross profit as a percentage of rental revenue was 29.3% for the three months ended June 30, 1998 compared to 35.2% in the prior comparable quarter, before considering intercompany eliminations. The decrease in the gross margin resulted primarily from a higher level of equipment sales and installations revenue, which generates a lower gross margin, the impact of acquired rental businesses which have historically operated at lower gross margins and increased costs relating to the strengthening of the rental infrastructure enabling it to handle future revenue growth. Gross profit on rental revenue for the three months ended June 30, 1997 and 1998 is impacted by approximately $1.2 million and $3.9 million, respectively, of depreciation expense related to rental equipment used in the audio visual business. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $20.4 million, or 107.9%, from $18.9 million in the three months ended June 30, 1997 to $39.3 million in the three months ended June 30, 1998. The increase was due primarily to acquisitions and to support other revenue growth, as well as to normal inflationary increases. Salaries and related costs increased $12.4 million, or 109.3%, from increased personnel resulting from acquisitions and to support the Company's overall significant growth, as well as normal inflationary increases. Other general and administrative expenses, including rent and related utility costs, professional fees, insurance costs, as well as other miscellaneous expenses, increased $6.2, million or 114.6%, due to the expansion of the business and to support the overall revenue growth.
Direct selling expenses such as travel, marketing and other costs related to obtaining business increased $1.8 million, or 84.2%. Selling, general and administrative expenses, as a percentage of total revenue, increased from 18.2% during the three months ended June 30, 1997 to 19.4% in the three months ended June 30, 1998.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 1998 was $6.1 million, an increase of $3.9 million as compared to $2.2 million for the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $1.1 million. Amortization expense increased $2.8 million resulting from goodwill arising from acquisitions.

Interest expense, net. Interest expense, net increased $7.0 million in the three months ended June 30, 1998 compared to the comparable period in fiscal 1997 due to higher average borrowings to finance acquisitions and increased working capital requirements.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 41% and 40% for the three months ended June 30, 1997 and 1998, respectively.

Net income. Net income was $5.8 million in the three months ended June 30, 1998 compared to net income of $8.0 million in the three months ended June 30, 1997. Basic and diluted earnings per common share was $0.25 for the three months ended June 30, 1998 as compared to an earnings per common share of $0.35 for the comparable period in fiscal 1997.

Liquidity and Capital Resources

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six-year revolving line of credit to be used in connection with acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (the "1997 Facilities") to be utilized in connection with the acquisition of Visual Action. Amounts outstanding under the Company's former bank facilities were repaid with the proceeds from the 1997 Facilities. The Company has recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million, in the quarter ending December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former facilities. The Company incurred approximately $5.0 million of debt issuance fees relating to the 1997 Facilities, to be amortized over six years. The maturity date of each of the 1997 Facilities is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and
(c) the federal funds rate. The interest rate on the 1997 Facilities is currently LIBOR plus 1.125%. As of August 4, 1998, the Company had approximately $404.0 million outstanding under the 1997 Facilities. In addition, as of June 30, 1998, all debt which was outstanding under credit facilities assumed in connection with the acquisition of Visual Action has been repaid.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the nine months ended June 30, 1997 and 1998:


                                                            Nine months Ended June 30,
                                                        1997                          1998
                                              -------------------------     --------------------------
                                                   (in thousands)                (in thousands)
Net cash provided by (used in):

     Operating activities                       $            1,471          $             10,124
     Investing activities                                  (77,912)                     (313,232)
     Financing activities                                   90,245                       313,217


For the nine months ended June 30, 1998, $10.1 million was provided by operating activities. The net income adjusted for depreciation and amortization and the extraordinary and restructuring charges provided $38.0 million. The net change in working capital used $27.9 million, with an increase in deferred income and accrued expenses and other liabilities, which was more than offset by increases in accounts receivable, deferred charges, prepaid expenses and other assets, and a decrease in trade accounts payable. Investing activities required $313.2 million due to acquisition-related expenditures and property and equipment additions, partially offset by the net proceeds of the disposition of the broadcast video services business of Visual Action. Financing activities provided $313.2 million in the nine months ended June 30, 1998, of which $721.3 million was provided by drawings, net of deferred financing fees, under the Company's existing credit facilities, offset by repayments of $408.7 million. In addition, the Company received $0.7 million from the exercise of employee stock options.

For the nine months ended June 30, 1997, $1.5 million was provided by operating activities. The net income adjusted for depreciation and amortization provided $22.0 million. The net change in working capital used $20.5 million, with increases in accrued expenses and other liabilities and an increase in deferred income, which was more than offset by increases in accounts receivable, prepaid expenses and other current assets, and a decrease in trade accounts payable. Investing activities required $77.9 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $90.2 million in the nine months ended June 30, 1997, of which $85.9 million of net proceeds were received during the period from the issuance of common stock and $80.1 million was provided by drawings, net of deferred financing fees, under the Company's Reducing Revolver, offset by repayments on each of the 1996 Facilities.

Capital expenditures were $8.0 million and $40.0 million during the nine months ended June 30, 1997 and 1998, respectively. During the nine months ended June 30, 1997, the enhancement to computer systems accounted for the expenditure. During the nine months ended June 30, 1998, the majority of the capital expenditures related to the purchase of audio visual equipment as well as the continued investment in information technology.

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

                                    PART II

OTHER INFORMATION
-----------------

ITEM 2.        CHANGES IN SECURITIES
               ---------------------

a)  Not Applicable

b)  Not Applicable

c) The Company issued and sold the following unregistered securities during the three months ended June 30, 1998:

     1. In April, 1998, the Company issued to Bryan D. Langton, a director of the Company, 333 shares of common stock, par value $0.01 per share ("Common Stock") at a price per share of $37.4375 pursuant to the Company's Non-Employee Directors' Stock Plan (the "Plan"). Pursuant to the Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by 37.4375 (the average of the high and low sales price per share of the Common Stock on the anniversary date of Mr. Langton's appointment to the Board of Directors (April 11, 1996)).

     2. On May 8, 1998, the Company granted to 350 employees option to purchase an aggregate of 507,102 shares of Common Stock at an exercise price per share of $20.75 pursuant to stock option agreements under the Company's 1996 Stock Option Plan, as amended. Pursuant to the terms of such option agreements, one third of such options vest and become exercisable on May 8, 1999; one third of such options vest and become exercisable on May 8, 2000; and one third of such options vest and become exercisable on May 8, 2001.

     3. In June, 1998, the Company issued and sold an aggregate of 16,106 shares of Common Stock to Cahl Pty Limited, an Australian company, in connection with the purchase of substantially all of the assets and the assumption of certain of the liabilities of the business known as Stagecraft Corporate Theatre.

     4. In June, 1998, the Company issued and sold an aggregate of 17,053 shares of Common Stock to M.D. McDonald, Inc. in connection with the purchase of substantially all of the assets and the assumption of substantially all of the liabilities of M.D. McDonald, Inc.

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

                       3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed March 30, 1998 with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998 and incorporated herein by reference).

                       3.3 Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 (b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

                       10.1 Employment Agreement, dated as of June 9, 1998, by and between the Company and Robert F. Burlinson.

                       27.1       Financial Data Schedule.

               (b)     Reports on Form 8-K:

                       None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARIBINER INTERNATIONAL, INC.

                                        (Registrant)

Date: August 14, 1998                   By:   /s/ Raymond S. Ingleby
                                              ------------------------
                                              Raymond S. Ingleby
                                              Chairman of the Board and
                                              Chief Executive Officer

                                        By:   /s/ Robert F. Burlinson
                                              --------------------------
                                              Robert F. Burlinson
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)

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

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed March 30, 1998 with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998 and incorporated herein by reference).

3.3      Second Amended and Restated By-Laws of the Company (filed as
         Exhibit 3.2 (b) to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

10.1 Employment Agreement, dated as of June 9, 1998, by and between the Company and Robert F. Burlinson.

27.1     Financial Data Schedule.