Form 10-K
period 1998-09-30
CARIBINER INTERNATIONAL INC
filed 1998-12-29
CIK 1005015

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes _X_     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         /  /

As of December 22, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was $64,250,998.

As of December 22, 1998, the registrant had 23,693,254 shares of its common stock, par value $0.01 per share (the "Common Stock"), issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     Part I

Item 1. Business

Caribiner International, Inc. is a leading international producer of meetings, events and training programs, a provider of audiovisual equipment rentals, sales and installations and related staging services, and a provider of related corporate meeting services and business communications services that enable businesses to inform, sell to and train their sales forces, dealers, franchisees, partners, stockholders and employees. As used herein, the terms "Caribiner" or the "Company" refer to Caribiner International, Inc. and its subsidiaries, and the references to a fiscal year are to the Company's fiscal year ended September 30 in the referenced year.

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

The Company offers a wide range of business communications services, including conceptualizing, planning and producing corporate meetings and events and providing audiovisual equipment rentals, sales and related staging services for such meetings and events, developing training and educational materials relating to new job skills, products, systems and organizational processes, handling internal corporate communications and creating interactive trade show exhibits. The Company believes it has benefited from a trend among major corporations toward increased corporate outsourcing of meetings, events, training and communications. The services can be delivered in all forms of media, including film, interactive technologies (including CD-ROM), videotape, slides, computer graphics and animation, print and multimedia.

Recent Acquisitions and Dispositions

One of the components of the Company's growth strategy has been to expand its client base and service offerings by making acquisitions in the business communications services industry. To this end, during the past five full fiscal years Caribiner completed over 25 acquisitions. The following provides a brief summary of the acquisitions completed by Caribiner since October 1, 1997.

In October, 1997, the Company acquired all of the capital stock of Spectrum Data Systems, Inc. ("Spectrum Data"), an Atlanta-based provider of audiovisual presentation systems design, installation and services with a primary customer base in the Southeastern U.S. Spectrum Data had revenue of approximately $10.0 million for the year ended December 31, 1996. The acquisition has enabled the Company to provide a more comprehensive range of audiovisual services to its clients in the southeastern U.S.

In November, 1997, the Company acquired Visual Action Holdings plc (now known as Visual Action Holdings Limited) ("Visual Action"), a United Kingdom public company. Visual Action provides corporate meeting services in the United States and the United Kingdom, including audiovisual and exhibition services. If adjusted for certain subsequent acquisitions and dispositions, Visual Action would have reported revenue, on a pro forma basis, of approximately $158.1 million for the year ended December 31, 1996, assuming that such acquisitions and dispositions had occurred as of the beginning of the year. The total cash acquisition price of all of the outstanding capital shares of Visual Action was approximately $253.0 million (excluding transaction costs). In May, 1998, the Company sold the video production equipment rental operations of Visual Action for approximately $27.6 million in cash (excluding transaction costs).
In July, 1998, the Company completed the disposition of Visual Action's U.K.-based audiovisual staging operations for approximately $26.7 million in cash (excluding transaction costs). The proceeds from each such disposition were used to repay outstanding indebtedness.

In December, 1997, the Company completed the acquisition of Consumer Access Limited ("Consumer Access"), a business communications services provider based in Hong Kong. Consumer Access had revenue of approximately

$3.0 million for the year ended March 31, 1997. The Company integrated Consumer Access into its Hong Kong office, which was opened in June, 1996.

In January, 1998, the Company acquired RightSource, Inc. ("RightSource"), a marketing support and training services company, focusing primarily on product launches and customer education for the information technology industry, with offices in South Carolina and Connecticut, as well as training centers in several other states. RightSource had revenue of approximately $22 million for the nine months ended September 30, 1997. RightSource operates as a subdivision of the Company's Communications division.

In February, 1998, the Company acquired substantially all of the assets and assumed certain of the liabilities of The Bridge Design Limited ("Bridge Design"), a Hong Kong-based provider of design services specializing in communications and marketing support. Bridge Design reported revenue of approximately $3.4 million for the year ended March 31, 1997. Similar to Consumer Access, Bridge Design has been integrated into the Company's Hong Kong Office.

In June, 1998, the Company acquired substantially all of the assets and certain of the liabilities of Stagecraft Corporate Theatre ("Stagecraft"), an Australia-based staging and audiovisual equipment rental company with offices in Melbourne and Brisbane. Stagecraft was integrated into the Company's previously existing Australian operations, which it acquired in May, 1997.

Also, in June, 1998, the Company acquired substantially all of the assets and certain of the liabilities of M.D. McDonald, Inc. ("McDonald"), a Michigan-based employee training services company specializing in the development of customized training programs for the automobile industry. McDonald reported revenue of approximately $1.1 million for the year ended December 31, 1997.

In August, 1998, the Company acquired substantially all of the assets and certain of the liabilities of The Event Company Pty Ltd. ("TEC"), an Australia-based producer of corporate meetings and events. TEC reported revenue of approximately $2.8 million for the fiscal year ended June 30, 1997. TEC has been integrated into the Company's Australian operations.

Also, in August, 1998, the Company acquired substantially all of the assets and certain of the liabilities of Motivation Media, Inc. ("Motivation Media"), a Chicago-based business communications services firm focusing on meeting and event production and employee education and training programs. Motivation Media reported revenue of approximately $10.9 million for the fiscal year ended July 31, 1997. Motivation Media has been integrated into the Chicago office of the Company's Communications division.

In December, 1998, the Company announced that it intends to dispose of certain non-core assets. The Company expects the net proceeds from any such sales to be approximately $70 million to $100 million, which it will use to repay bank debt.

Pursuant to the terms of the Company's senior credit facilities, the Company may not make future acquisitions which require, individually or in the aggregate, cash consideration in excess of $5,000,000 in any fiscal year without the prior consent of its lending banks holding greater than 50% of the outstanding commitments under such facilities, in their reasonable discretion.

Services

Caribiner offers a wide range of business communications services, including conceptualizing, planning and producing corporate meetings and events, developing training and educational materials relating to new job skills, products, systems and organizational processes, handling internal corporate communications and creating interactive trade show exhibits, all of which are provided by the Company's Communications division. The Company also provides, through its audiovisual services divisions (the "AV operations"), audiovisual equipment rentals, sales and installations and related staging services, as well as hotel audiovisual outsourcing services. In addition, the Company provides, through its Melville Exhibition Services ("MES") subsidiary (which was acquired upon the acquisition of Visual Action), exhibition services, principally in the United Kingdom, to exhibition organizers, hall owners and exhibitors.

Specifically, Caribiner's services include:

Production of business meetings and events that introduce new products, present newly designed corporate strategies to targeted audiences or honor a company's leading contributors.

Audiovisual equipment rentals, sales and installations and related staging services, including (i) the Company's being the preferred in-house provider of audiovisual equipment rentals in approximately 500 hotel properties located throughout the U.S, Mexico and the Caribbean, (ii) and the Company's being a supplier of such equipment and services to production companies, other business communications services companies and corporations for use at meetings, events, presentations and training programs. The Company also acts as the preferred drop-off provider to approximately 25 additional hotels.

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

Corporate communications programs used to disseminate management's message to employees and others through various media, including print, film and video and CD ROM.

Exhibits and displays, which involves the design and development of a company's trade show exhibit or a visitor's center/lobby display.

Clients

The Company's Communications division targets clients with large or potentially large recurring needs for business communications services. Caribiner Communications' client list covers a number of industry sectors including automotive, information technology, insurance, pharmaceuticals, financial services, fast food, lodging and petroleum.

Caribiner Communications' clients include ARAMARK, Eastman Kodak Corporation, Ford Motor Co., Holiday Inn Worldwide, IBM, McDonald's Corporation, Parke-Davis, a division of Warner Lambert, Schering-Plough and Shell Oil Company.

Caribiner Communications' size and strategic focus on enhancing and establishing client relationships with large or potentially large accounts permits it to dedicate personnel to a single client to strengthen and build the relationship and increase the opportunity for cross-selling to other divisions or departments of the client. When the Company recognized significant opportunities to expand its relationship with Ford Motor Co., management decided to increase Company resources devoted to the servicing of this account. Accordingly, the Communications division maintains a Detroit facility with approximately 35 full-time employees to service the business communications needs of numerous individual buyers from the various Ford business units for whom Caribiner executes projects. Caribiner believes that the strategy it has followed with the Ford Motor Co. to build and maintain these accounts can be utilized to develop and build relationships with other clients having a significant need for business communications services.

The Company's AV operations target hotels with sizable conference space whose guests' meetings and events utilize audiovisual equipment; corporate clients with significant audiovisual equipment needs and production companies; trade associations and other business communications services companies that require audiovisual and staging services. With respect to hotel audiovisual outsourcing, the Company's AV operations serve members of various national hotel chains, including those of Westin, Doubletree, Holiday Inn, Hyatt, Red Lion and Sheraton. In addition to entering into agreements with hotels on an individual basis, the Company has also entered into agreements with the Omni Hotels, Inter-Continental Hotels and Doubletree Hotels Corporation pursuant to which such companies promote the Company's audiovisual outsourcing services to properties operated or franchised under their respective flags. The Company has also entered into an agreement with an affiliate of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") pursuant to which Starwood promotes the Company's hotel audiovisual outsourcing services to various hotels owned and/or managed by Starwood and certain of its affiliates.

MES's customers include exhibition and trade show organizers and conference and convention center owners and/or operators, located principally in the United Kingdom.

Among the ways the Company seeks to differentiate itself to clients from other providers of business communications and corporate meeting services are by its customer service, its breadth of creative and technical expertise, its ability to execute programs successfully, with complete "back-up" system technology, its demonstrated ability to produce a broad range of projects, large and small, across a number of industries, its full range of business communications services, its continuous investment in new technology and equipment, its size and its international presence.

Sales and Marketing

Historically, Caribiner has acquired new clients and marketed its services primarily by cross-selling to existing clients, responding to requests for proposals, pursuing client referrals, identifying prospects through research of a potential client's business communications needs, actively marketing to potential new customers and through acquisitions of other business communications services providers. The Company solicits prospective accounts through personal contacts by members of Caribiner's senior management as well as through the Company's managers responsible for business development. With respect to the Communications division, when a new account is established, the Company assigns a sales executive (an account manager) to the client to build the relationship and ensure that the client's needs are being met, and to seek out further opportunities to penetrate this account. The Communications division employs a full-time sales and marketing staff and has dedicated a group of sales and marketing executives to identify potential client relationship opportunities and promote Caribiner's expertise and range of services. Generally, account managers are assigned a number of different accounts which may be comprised of a number of businesses or a number of divisions, departments or groups within the same business.

The Company's AV operations which are divided into three subdivisions (as described below) market their services by type of service offered and by geographic region. As with the Communications division, personnel are assigned to those accounts that are identified by management to be strategically significant. In addition, each of the AV operations' subdivisions employs a full-time sales and marketing staff to evaluate market opportunities and identify potential clients. The Company's personnel also work with the sales and marketing personnel of the various hotels in which the Company's AV operations are the preferred in-house provider to promote the hotels' meeting and conference capabilities, thereby creating additional selling opportunities for the Company.

Operations

Communications Division. The Communications division's operations in North America are organized generally along geographic lines and are divided into three regions - East Coast, Midwest and West Coast. Within each region, the division maintains local offices within those metropolitan areas where there tend to be a high concentration of the Company's clients. Each region is run by a general manager, who is supported by sales executives (the account managers) who establish and foster customer relationships; creative and technical personnel who direct concept development; and producers and project managers who have ultimate responsibility for project execution, media creation and, if relevant to the project, theatrical staging of an event. Because of the Communications division's Detroit office's focus on the servicing of only one client - Ford Motor Co. - this office remains distinct from the regional reporting structure, but is staffed similarly to the various local offices within the regions.

In addition, because of the nature of the RightSource service offering, it operates as a subdivision within the Communications division and works with the division's regional offices to provide education and training services to such offices' clients, as well as clients which it has generated on its own. Such services include the operation of several training centers where customers of RightSource's clients are trained in the use of such clients' products.

Internationally, the Communications' divisions operations are also organized generally along geographical lines ((i) United Kingdom, (ii) Hong Kong and (iii) Australia and New Zealand) and are staffed in a similar manner to the division's North American offices.

AV Operations. The Company's AV operations are divided into three subdivisons, generally along product lines and service offerings. The Company's hotel audiovisual outsourcing division, which is based in Chicago, services the approximately 500 hotels for which the Company has agreements to be the preferred in-house provider of audiovisual equipment rental services. To service each of the hotel properties, the Company employs on-site management and service representatives who work with the hotels' respective management to assist hotel guests and customers with their audiovisual equipment and office service needs and to exploit opportunities to increase the volume of rental activity in such hotels. In addition to employees maintained within each hotel, the division also employs a full time sales and marketing staff which seeks out new opportunities with individual hotels and hotel chains.

The Company's staging and rental services division, which is based in Los Angeles, provides staging services and audiovisual equipment rentals to corporate clients, production companies, trade associations and other business communications services companies that require such services. The staging and rental services division maintains regional inventory support and sales offices in various locations throughout the U.S.

The Company's presentation technologies division of the AV operations, which is based in Atlanta, provides audiovisual equipment installation and design services to corporate clients (including hotel properties) in the design of their meeting and conference rooms. This division also assists clients in efficiently managing their proprietary audiovisual assets. Similar to the hotel audiovisual outsourcing division, the presentation technologies division employs, in certain instances as may be needed or requested, on-site personnel within a client's offices. The division maintains several regional offices with their own sales, engineering and support staffs to service clients and seek out opportunities within such regions.

General. Throughout each of the Company's operating units, each office supplements its staff with independent contractors or part-time employees where needed. Caribiner has long-standing relationships with freelance contractors and part-time employees in various production, technical and creative disciplines, which, management believes, gives it a competitive advantage in being able to produce the highest quality events for its customers while keeping overhead lower and utilizing resources more efficiently.

Caribiner's management emphasizes the coordination of activities between offices and allocates, when necessary, resources from one office in order to support another. This coordination of activities allows the Company to serve its clients at a local level while at the same time providing clients with resources and expertise of an international organization.

Foreign Operations. The Company's foreign operations, principally located in the United Kingdom, Asia and Australia and consisting primarily of MES and the activities of the Communications division's foreign offices, had identifiable assets, including goodwill, of $55.4 million and $99.4 million at September 30, 1997 and 1998, respectively. Revenues of $52.8 million and $143.9 million, and operating income of $1.5 million and $12.1 million, related to the Company's foreign operations are included in the results of operations for the years ended September 30, 1997 and 1998, respectively. The Company's foreign operations during the year ended September 30, 1996 were not significant.

Employees

As of October 31, 1998, Caribiner employed approximately 4,100 full-time employees, of which 3,540 employees were located domestically and 560 were located internationally.

Except for approximately 25 employees of the Company's hotel audiovisual outsourcing and audiovisual installation and design subdivisions of the AV operations, whose terms of employment are covered by a collective bargaining agreement with a union, the Company has no full-time employees whose employment is covered by collective bargaining or similar agreements with unions; however, the Company and its subsidiaries do from time to time independently contract with or hire part-time union personnel, especially during the production of a particular meeting or event, and, accordingly, the Company and/or its subsidiaries, is a party to certain agreements with unions governing the hiring and terms of employment of such personnel. Over the course of any given project period, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of freelance contractors or part-time employees. Depending on the timing and specific requirements of the events and the number of overlapping events in any given planning period, the use of freelance contractors and part-time employees can vary significantly. The Company considers its relations with its full-time employees, part-time employees and independent contractors to be good.

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

Seasonality

The Company experiences quarterly variations in revenue, operating income and net income as a result of many factors, including the timing of clients' meetings and events, delays in or cancellation of clients' product launches and events, as well as changes in the Company's revenue mix among its various services offered. Historically, the Company's business has tended to be slower in the first quarter of its fiscal year mainly due to the Thanksgiving and Christmas holidays when clients and hotel guests traditionally stage fewer meetings and events.

Item 2. Properties

Caribiner's corporate headquarters and the New York office of the Communications division are located in leased offices occupying approximately 40,000 square feet at 16 West 61st Street, New York, New York 10023-7604. The lease for the Company's headquarters expires in 2000.

The Company has entered into a lease for new headquarters and New York office space located at 498 Seventh Avenue, New York, New York 10018. The lease calls for the Company to occupy approximately 50,000 square feet of space initially, with an option to occupy additional space in the future. The lease for the new headquarters will expire in 2015. The Company expects to relocate to such new space in summer, 1999.

The Company also leases offices and warehouse space in cities throughout the United States, as well as in London, Sydney, Melbourne, Brisbane, Auckland, Wellington, Glasgow and Hong Kong. The Company anticipates that as it expands, it will require additional office space to support such growth and believes that suitable additional or alternative space will be available as needed.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4A. Executive Officers and Directors of the Company


       Name                              Age                            Position
       ----                              ---                            --------
Raymond S. Ingleby...................... 35       Chairman of the Board of Caribiner International, Inc.

Christopher A. Sinclair................. 48       President, Chief Executive Officer and Director of
                                                  Caribiner International, Inc.

Robert F. Burlinson..................... 59       Executive Vice President and Chief Financial Officer of
                                                  Caribiner International, Inc.

Mark M. Cohen........................... 51       Executive Vice President of Caribiner International, Inc.
                                                  and Chief Operating Officer of Caribiner Communications

Brian Shepherd.......................... 41       Executive Vice President of Caribiner
                                                  International, Inc. and Chief Executive Officer of
                                                  Caribiner Communications

Errol M. Cook..........................  59       Director

Bryan D. Langton.......................  62       Director

Sidney Lapidus.........................  61       Director

David E. Libowitz......................  35       Director

C. Anthony Wainwright .................  65       Director

Raymond S. Ingleby has been a director of the Company since its formation in 1989, and Chairman since June, 1993. Mr. Ingleby also served as Chief Executive Officer of the Company from 1989 to December, 1998. From 1988 through 1993, Mr. Ingleby served as Chairman and Chief Executive Officer of Ingleby Communications Corporation ("ICC"), which he founded in 1988. In 1985, Mr. Ingleby, a British citizen, founded his own advertising company that was engaged in the installation of advertising displays in hotels, which he sold in 1988.

Christopher A. Sinclair has been President, Chief Executive Officer and a director of the Company since December, 1998. Prior to his joining the Company, he served as President and Chief Executive Officer of Cutter Capital LLC, a venture capital and commercial real estate investment firm from March, 1998 to December, 1998. From September, 1996 to March, 1998, he served as President and Chief Executive Officer of Quality Food, Inc., a multi regional supermarket chain. Prior thereto, Mr. Sinclair held various senior management positions with PepsiCo, Inc., including Chairman and Chief Executive Officer of Pepsi-Cola Company from April, 1996 to July, 1996, President and Chief Executive Officer of PepsiCo Foods & Beverages International from 1993 to 1996, and President and Chief Executive Officer of Pepsi-Cola International from 1989 to 1993. Mr. Sinclair is a member of the Board of Directors of Venator Group, Inc. and Mattel, Inc.

Robert F. Burlinson has been Executive Vice President and Chief Financial Officer of the Company since July, 1998. Prior to his joining the Company, Mr. Burlinson served as Vice President and Treasurer of Handy & Harman from September, 1996 to July, 1998. Prior thereto, Mr. Burlinson served as Senior Vice President and Chief Financial Officer of The National Guardian Group from October, 1986 to December, 1995.

Mark M. Cohen has been Executive Vice President of the Company and Chief Operating Officer of Caribiner Communications since October, 1998. Prior thereto, Mr. Cohen served as Executive Vice President-Strategic Planning and Development of the Company from July, 1997 to October, 1998. Prior thereto, Mr. Cohen served as Executive Vice President of the Company and President of Caribiner Communications from November, 1995 to June, 1997. Mr. Cohen joined Caribiner in November, 1994 as Executive Vice President of Caribiner, Inc. and General Manager of its New York office.

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

Bryan D. Langton has been a director of the Company since April, 1996. Mr. Langton served as Chairman and Chief Executive Officer of Holiday Inn Worldwide and Holiday Inn, Inc. from February, 1990 to December, 1996. Mr. Langton serves on the board of directors of Fairfield Communities, Inc.

Sidney Lapidus has been a director of the Company since June, 1992. Mr. Lapidus is a Managing Director of EMW LLC. Mr. Lapidus has been associated with EMW LLC or its predecessor since 1967. Mr. Lapidus serves on the board of directors of Information Holdings, Inc., Lennar Corporation, Knoll, Inc., Grubb & Ellis Company and Journal Register Company, as well as several privately held companies.

David E. Libowitz has been a director of the Company since June, 1992. Mr. Libowitz is a Vice President of EMW LLC and has been associated with EMW LLC or its predecessor since July, 1991. Mr. Libowitz serves on the board of directors of Information Holdings, Inc., as well as certain privately held companies.

C. Anthony Wainwright has been a director of the Company since March, 1997. Mr. Wainwright has served as Vice Chairman of McKinney & Silver, a privately-held advertising agency, since April, 1997. Mr. Wainwright was Chairman of Harris, Drury, Cohen, Inc., an advertising agency, from 1995 to February, 1997. Prior thereto Mr. Wainwright was Chairman of Compton Partners, Saatchi & Saatchi, a national advertising agency, from 1994 to 1995 and was Vice Chairman of that company from 1989 to 1994. Mr. Wainwright serves on the Board of Directors of Marketing Services Group, Inc., American Woodmark Corporation, Del Webb Corp., Gibson Greetings, Inc. and Advanced Polymer Systems.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) The Common Stock is listed on the New York Stock Exchange under the symbol "CWC." The following table sets forth on a per share basis, for the periods indicated, the high and low closing prices of the Common Stock as reported by the New York Stock Exchange. Such prices have been adjusted to reflect the 2-for-1 stock split effected by the Company on June 20, 1997. The number of stockholders of record of Common Stock on December 1, 1998 was 146.


                                                                                     Price Range
                                                                                   ----------------
                                                                                    High       Low
                                                                                   ------     -----
Fiscal 1998:
         First Quarter........................................................... $46 1/2   $36 11/16
         Second Quarter..........................................................  40 1/2    30 1/2
         Third Quarter...........................................................  41 3/4    16 11/16
         Fourth Quarter..........................................................  18         8 5/16

Fiscal 1997:
         First Quarter...........................................................  25 1/8   $20 7/8
         Second Quarter..........................................................  26 3/4    21 3/4
         Third Quarter...........................................................  35        22 15/16
         Fourth Quarter..........................................................  44 7/8    32 3/4

The closing price per share of the Common Stock on December 24, 1998 was 8 1/4.

The Company has not paid any dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its growth and development and therefore does not anticipate any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate. In addition, the terms of the Company's credit facility pursuant to which The Chase Manhattan Bank acts as administrative agent contains limitations on the Company's ability to pay dividends.

The Company issued and sold the following unregistered securities during the quarterly period ended September 30, 1998:

On August 7, 1998, the Company issued and sold an aggregate of 53,387 shares of Common Stock to The Event Company Pty Ltd. in connection with the purchase of substantially all of the assets and the assumption of certain of the liabilities of such company.

There were no underwriters employed in connection with the transaction set forth above.

The transaction described above was effected in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, on the basis that such transaction did not involve any public offering. The recipients of securities in such transaction represented their intentions to acquire the securities for investment only and not with a view to sell or offer for sale the securities in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

(b) Not applicable to Company for fiscal year ended September 30, 1998.

Item 6. Selected Financial Data

                           SELECTED FINANCIAL DATA
                      (In thousands, except share data)

The historical selected financial data presented below as of and for the fiscal years ended September 30, 1994, 1995, 1996, 1997 and 1998, are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The data presented below should be read in conjunction with the Company's consolidated financial statements and related notes thereto and other information included elsewhere in this Form 10-K.

                                                                                    Year ended September 30,
                                                                ---------------------------------------------------------------
                                                                   1994         1995          1996         1997         1998
                                                                ----------   ----------   ----------    ----------   ----------
Statement of Operations Data:
Service revenue                                                 $   59,174   $   81,131   $  148,330    $  213,239   $  296,393
Rental revenue                                                          --           --           --       131,843      414,941
Intercompany eliminations                                               --           --           --        (2,824)     (14,556)
                                                                ----------   ----------   ----------    ----------   ----------

      Total revenue                                                 59,174       81,131      148,330       342,258      696,778

Cost of service revenue                                             39,724       54,312       99,797       144,980      204,511
Cost of rental revenue                                                  --           --           --        86,885      299,520
Intercompany eliminations                                               --           --          _--        (2,824)     (14,556)
                                                                ----------   ----------   ----------    ----------   ----------

      Total cost of revenue                                         39,724       54,312       99,797       229,041      489,475
                                                                ----------   ----------   ----------    ----------   ----------

Gross profit                                                        19,450       26,819       48,533       113,217      207,303

Selling, general and administrative expenses                        14,349       19,306       30,442        71,270      153,568
Restructuring charge (a)                                                --           --           --            --        6,953
Non-cash compensation expense (b)                                       --           --        1,072            --           --
Depreciation and amortization                                        2,137        2,330        3,142         8,905       21,586
                                                                ----------   ----------   ----------    ----------   ----------
Total operating expenses                                            16,486       21,636       34,656        80,175      182,107

Equity in income of affiliated company                                  --           --           --            --          688
                                                                ----------   ----------   ----------    ----------   ----------
Operating income                                                     2,964        5,183       13,877        33,042       25,884
Interest expense with related parties                                2,107        2,234        1,199            --           --
Interest expense, other                                                502        1,259          387         2,429       24,325
                                                                ----------   ----------   ----------    ----------   ----------

Income before taxes and extraordinary charge                           355        1,690       12,291        30,613        1,559
Provision for taxes                                                     62          264        4,302        12,551          624
                                                                ----------   ----------   ----------    ----------   ----------
Income before extraordinary charge                                     293        1,426        7,989        18,062          935
Extraordinary charge on early extinguishment of debt
         (net of income taxes of $403) (c)                              --           --           --            --          605
                                                                ----------   ----------   ----------    ----------   ----------
Net income                                                      $      293   $    1,426   $    7,989    $   18,062   $      330
Preferred stock dividends (d)                                         (582)        (655)        (327)           --           --
                                                                ----------   ----------   ----------    ----------   ----------

Net income available to common stockholders                     $     (289)  $      771   $    7,662    $   18,062   $      330
                                                                ----------   ----------   ----------    ----------   ----------
Basic and diluted earnings per common share:
      Income before extraordinary charge                        $     0.60   $     0.25   $     0.53    $     0.83   $     0.04
      Extraordinary charge                                              --           --           --            --        (0.03)
                                                                ----------   ----------   ----------    ----------   ----------
Net income per common share (e)                                 $     0.60   $     0.25   $     0.53    $     0.83   $     0.01
                                                                ==========   ==========   ==========    ==========   ==========

                                                                                    Year ended September 30,
                                                                -----------------------------------------------------------------
                                                                   1994         1995          1996         1997         1998
                                                                ----------   ----------   ----------    ----------   ----------
Balance Sheet Data:
Working capital (deficit)                                       $   (1,452)  $      352   $    7,488    $   36,151   $   56,974
Total assets                                                        31,266       45,298      126,322       313,877      697,949
Total debt                                                          24,531       34,175       22,839        61,859      397,240
Stockholders' equity (deficit)                                     (13,249)     (12,434)      53,468       171,434      175,775

                      See Notes to Selected Financial Data

                        NOTES TO SELECTED FINANCIAL DATA

       (a) In connection with the Company's efforts to integrate its acquired businesses, primarily in the audiovisual services division and to streamline its organizational structure, the Company recorded an aggregate pre-tax restructuring charge of $7.0 million during the year ended September 30, 1998, of which $3.8 million and $3.2 million were recorded in the three months ended March 31, 1998 and September 30, 1998, respectively. The charges related primarily to employee termination and severance costs, lease termination costs and certain other asset write-offs.

       (b) Non-cash compensation expense for the year ended September 30, 1996 of $1.1 million (or $0.06 per share) resulting primarily from the vesting of non-voting common stock issued at a price lower than its fair market value under the Company's 1993 Management Stock Plan which was terminated upon consummation of the Company's initial public offering (the "Initial Public Offering") of shares of Common Stock in March, 1996.

       (c) In connection with the acquisition of Visual Action Holdings, plc, the Company entered into a new credit facility in October, 1997 (the "1997 Facilities"). As a result, during the three months ended December 31, 1997, the Company wrote off approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to the Company's former bank facilities that were repaid from the proceeds of the 1997 Facilities.

       (d) All preferred stock was converted into Common Stock in connection with the Initial Public Offering.

       (e) Basic and diluted earnings per common share for the years ending September 30, 1994, 1995 and 1996 were calculated using the weighted average number of shares of Common Stock outstanding during the period, assuming Common Stock issued for nominal consideration arising from the conversion and exercise of all dilutive securities was outstanding for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to successfully complete and integrate its acquisitions and to implement operational improvements in its acquired businesses, the seasonality and episodic nature of the Company's business and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain components of the Company's operating statement data, including such data as a percentage of revenue.

                                                                            Year ended September 30,
                                                  -----------------------------------------------------------------------
                                                           1996                     1997                      1998
                                                  --------------------    ---------------------     ---------------------
                                                                          (Dollars in thousands)
Service revenue                                   $ 148,330     100.0%    $ 213,239       62.3%     $ 296,393       42.5%
Rental revenue                                           --        --       131,843       38.5        414,941       59.6
Intercompany eliminations                                --        --        (2,824)      (0.8)       (14,556)      (2.1)
                                                  ---------     -----     ---------      -----      ---------      -----

      Total revenue                                 148,330     100.0%      342,258      100.0%       696,778      100.0%

Cost of service revenue                              99,797      67.3       144,980       42.4        204,511       29.4
Cost of rental revenue                                   --        --        86,885       25.4        299,520       42.9
Intercompany eliminations                                --        --        (2,824)      (0.8)       (14,556)      (2.1)
                                                  ---------     -----     ---------      -----      ---------      -----

      Total cost of revenue                          99,797      67.3       229,041       66.9        489,475       70.2
                                                  ---------     -----     ---------      -----      ---------      -----

Gross profit                                         48,533      32.7       113,217       33.1        207,303       29.8

Selling, general and administrative expenses         30,442      20.5        71,270       20.8        153,568       22.0
Restructuring charge                                     --        --            --         --          6,953        1.0
Non-cash compensation expense                         1,072       0.7            --         --             --         --
Depreciation and amortization                         3,142       2.1         8,905        2.6         21,586        3.1
                                                  ---------     -----     ---------      -----      ---------      -----

      Total operating expenses                       34,656      23.4        80,175       23.4        182,107       26.1

Equity in income of affiliated company                   --        --            --         --            688         --
                                                  ---------     -----     ---------      -----      ---------      -----
Operating income                                     13,877       9.4        33,042        9.6         25,884        3.7
Interest expense with related parties                 1,199       0.8            --         --             --         --
Interest expense, other                                 387       0.3         2,429        0.7         24,325        3.5
                                                  ---------     -----     ---------      -----      ---------      -----

Income before taxes and extraordinary charge         12,291       8.3        30,613        8.9          1,559        0.2
Provision for taxes                                   4,302       2.9        12,551        3.7            624        0.1
                                                  ---------     -----     ---------      -----      ---------      -----

Income before extraordinary charge                    7,989       5.4        18,062        5.2            935        0.1
Extraordinary charge on early extinguishment of
debt (net of income taxes of $403)                       --        --            --         --            605        0.1
                                                  ---------     -----     ---------      -----      ---------      -----
Net income                                        $   7,989       5.4%    $  18,062        5.2%     $     330         --%
                                                  =========     =====     =========      =====      =========      =====

Fiscal 1998 Compared to Fiscal 1997

Revenue. Revenue increased $354.5 million, or 103.6%, from $342.3 million in fiscal 1997 to $696.8 million in fiscal 1998. Approximately 79.9% of the increase represented revenue (before intercompany eliminations) from the Company's audiovisual services division, primarily as a result of the Company's acquisition of Visual Action Holdings plc ("Visual Action") effective December 1, 1997. Increases in the Communications division's service revenue (before intercompany eliminations) accounted for the remaining 20.1% of the total revenue growth, primarily from clients in the financial services, government, insurance and information technology industries. Decreases in service revenue from the automotive industry were offset by increases in revenue from clients in the pharmaceuticals and food service industries.

Gross Profit. Total gross profit increased $94.1 million, or 83.1%, from $113.2 million in fiscal 1997 to $207.3 million in fiscal 1998, as a result of the revenue growth described above. As a percentage of the Communications division's service revenue, gross profit (before intercompany eliminations) was 32.0% and 31.0% in fiscal 1997 and fiscal 1998, respectively. Gross profit (before intercompany eliminations) as a percentage of rental revenue was 34.1% and 27.8% in fiscal 1997 and fiscal 1998, respectively. The decrease in the gross margin on rental revenue resulted primarily from the impact of acquired rental businesses, which had historically operated at lower gross margins, and investments made to strengthen the infrastructure of the Company's rental businesses to enable them to handle future revenue growth. Gross profit on rental revenue for the years ended September 30, 1997 and 1998 was impacted by $4.2 million and $16.2 million, respectively, of depreciation expense related to rental equipment used in the audiovisual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $82.3 million, or 115.5%, from $71.3 million in fiscal 1997 to $153.6 million in fiscal 1998, resulting primarily from the expansion of the Company as a result of its various acquisitions. Salaries and related costs increased $49.6 million as a result of increased personnel to support the overall growth of the Company and normal inflationary increases. Other general and administrative expenses such as rent and related costs, telephone, office supplies and equipment, as well as insurance and other miscellaneous costs increased $25.6 million. Direct selling expenses such as travel, marketing, postage and other costs related to obtaining business increased $7.1 million. Selling, general and administrative expenses, as a percentage of total revenue, were 20.8% and 22.0% in fiscal 1997 and 1998, respectively.

Restructuring Charge. In fiscal 1998, the Company initiated a review of all of its operations, primarily focusing on the integration of the audiovisual services businesses that it has acquired, as well as the Company's overall management organizational structure. In connection with this review, the Company adopted a reorganization plan to streamline its organizational structure and evaluate its overall operational efficiency.

Accordingly, during the three months ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $3.8 million. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 people and $1.0 million related to lease termination and other related costs. During the three months ended September 30, 1998, the Company recorded an additional pre-tax restructuring charge of $3.2 million in connection with the continuation of the reorganization plan begun in March 1998. The charge included $1.0 million related to severance and termination costs for approximately 330 people, $0.7 million of lease termination costs, $1.0 million relating to the write-off of certain assets and $0.5 million of other termination and shut down costs to be incurred during the reorganization.

The total remaining restructuring liability as of September 30, 1998 was $4.1 million.

In addition, the Company expects to incur up to $8.5 million in transition costs during fiscal 1999 in connection with the Company's continued implementation of its overall strategic plans. Such transition costs primarily consist of duplicate costs currently existing within the Company's audiovisual businesses, such as rent on facilities, certain administrative costs and consulting services associated with implementing such plans.


Depreciation and amortization. Depreciation and amortization increased to $21.6 million in fiscal 1998, an increase of $12.7 million as compared to $8.9 million in fiscal 1997. Property and equipment acquired through acquisitions and increased capital expenditures for computer and other technology equipment resulted in increased depreciation of $3.5 million. Amortization expense increased $9.2 million resulting primarily from goodwill arising from acquisitions.

Equity in Income of Visual Action. In November, 1997, the Company acquired a minority interest in Visual Action through open market purchases resulting in the equity in income reflected for the period. The Company began consolidating the financial results of Visual Action as of December 1, 1997.

Interest expense, net. Net interest expense increased by $21.9 million from $2.4 million in fiscal 1997 to $24.3 million in fiscal 1998 due to higher borrowings to finance acquisitions, operational expansion, capital expenditures and increased working capital requirements.

Income before taxes. Income before taxes decreased from $30.6 million in fiscal 1997 to $1.6 million in fiscal 1998 due to (i) a decrease in operating income of approximately $7.1 million due to the factors described above and (ii) increased net interest expense of $21.9 million as a result of financing the Company's acquisitions.

Provision for taxes. The provision for taxes as a percentage of income before taxes was 41% and 40% in fiscal 1997 and 1998, respectively, which reflects statutory tax rates adjusted for book/tax differences such as non-deductible expenses.

Extraordinary Charge on Early Extinguishment of Debt. In connection with the acquisition of Visual Action, the Company entered into a new credit facility in October, 1997. As a result, during the three months ended December 31, 1997, the Company wrote-off approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to its former bank facilities that were repaid from the proceeds of such new credit facility.

Net income. Net income for fiscal 1998 decreased $17.8 million to $0.3 million from net income of $18.1 million in fiscal 1997 due to the factors described above. Basic and diluted earnings per common share after the aggregate pre-tax restructuring charge of $7.0 million and the extraordinary charge on early extinguishment of debt was $0.01 for fiscal 1998 as compared with $0.83 for fiscal 1997. Basic and diluted earnings per common share before the restructuring charge and the extraordinary charge on early extinguishment of debt would have been $0.22 for fiscal 1998.

Fiscal 1997 Compared to Fiscal 1996

Revenue. Revenue increased $194.0 million, or 130.7%, from $148.3 million in fiscal 1996 to $342.3 million in fiscal 1997. The increase resulted primarily from expanded activities from existing clients, projects for new clients and the acquisition of other business communications services and audio-visual and rental, sales and companies. Approximately 67% of the increase represented revenue from the rental of audiovisual equipment through the Company's
Audio Visual Services division, which includes the results from the respective dates of acquisition of the following audio-visual companies acquired in fiscal 1997: Video Supply Company, Inc. d/b/a Projexions Video Supply and Projections/Video Supply Company (together "Projexions") (acquired in January,
1997), Blumberg Communications, Inc. ("Blumberg") (acquired in January, 1997), D&D Enterprises, Inc. d/b/a Show Solutions ("Show Solutions") (acquired in April, 1997) and Bauer Audiovisual, Inc. (acquired in July, 1997). Increases in service revenue accounted for the remaining 33% of the total revenue growth due primarily from clients in the automotive, consumer products, telecommunications, information technologies and government industries. Service revenue from clients in the financial services industry decreased primarily as a result of a triennial sales meeting held by a financial services client in fiscal 1996.

Gross profit. Total gross profit increased $64.7 million, or 133.3%, from $48.5 million in fiscal 1996 to $113.2 million in fiscal 1997, primarily as a result of the revenue growth described above. As a percentage of service revenue, gross profit was 32.0% in each of fiscal 1996 and 1997. Gross profit as a percentage of rental revenue was 34.1%. Gross profit on rental revenue for fiscal 1997 was impacted by $4.2 million of depreciation expense related to rental equipment used in the audiovisual services businesses. Such depreciation expense is included in cost of rental revenue.

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

Depreciation and amortization. Depreciation and amortization expense increased to $8.9 million in fiscal 1997, an increase of $5.8 million as compared to $3.1 million in fiscal 1996. The continued investment in information technology, as well as property and equipment acquired through acquisitions, resulted in increased depreciation expense of $2.5 million. Amortization expense increased $3.3 million resulting primarily from goodwill arising from acquisitions.

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

Liquidity and Capital Resources

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for periods indicated:

                                                                               Year Ended September 30,
                                                        ------------------------------------------------------------------------
                                                                 1996                    1997                  1998
                                                                 ----                    ----                  -----
Net cash provided by (used in):
      Operating activities                                $     7,260             $     7,884              $  22,990
      Investing activities                                    (46,204)               (128,522)              (302,973)
      Financing activities                                     47,077                 122,113                285,499

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

In fiscal 1997, the Company generated $7.9 million from its operating activities. Net income plus depreciation and amortization provided $31.1 million. The net change in working capital used $23.3 million, with increases in accounts receivable, prepaid expenses and other assets as well as decreases in deferred income, offset by increases in accrued expenses and other liabilities and a decrease in deferred charges. A total of $128.5 million was used for investing activities, primarily for the acquisition of businesses and the purchase of equipment. Financing activities provided $122.1 million, of which $135.9 million was provided by the Company's existing banking facilities, and $85.8 million of net proceeds were received in fiscal 1997 from the issuance of common stock. In addition, $98.5 million was used to repay outstanding bank borrowings during the period, and $1.0 million was used to pay financing fees in connection with the loan agreement described below.

In fiscal 1998, the Company generated $23.0 million from its operating activities. Net income adjusted for depreciation and amortization and the extraordinary and restructuring charges provided $42.9 million. The net change in working capital used $19.9 million, with an increase in deferred income, and a decrease in accrued expenses and other liabilities and prepaid expenses and other current assets, which were more than offset by an increase in accounts receivable and other assets and a decrease in taxes payable and accounts payable. Investing activities used $303.0 million due to acquisition-related expenditures and fixed asset purchases, primarily audiovisual and computer equipment, as well as information technology enhancements. Aggregate net proceeds of $48.9 million related to the disposition of the Company's U.K.-based broadcast video and audiovisual staging divisions offset the expenditures described above. Financing activities provided $285.5 million, of which $759.1 million was provided by drawings under the Company's bank facilities, offset by repayments of $470.5 million. In addition, the Company received $0.7 million from the exercise of employee stock options.

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

On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (the "Term Facility" and together with the Revolving Facility, the "1997 Facilities") to be utilized in connection with the acquisition of Visual Action Holdings plc. Amounts outstanding under the 1996 Facilities were repaid with the proceeds from the 1997 Facilities. Approximately $4.8 million in debt issuance fees were incurred in connection with the 1997 Facilities. Such fees are being amortized over the term of the 1997 Facilities, which is approximately six years.

In May, 1998, the Company repaid approximately $26 million under the Term Facility thereby permanently reducing availability thereunder by such amount. In December, 1998, the terms of the Revolving Facility were amended to reduce the aggregate availability thereunder from $300 million to $250 million, to amend certain financial covenants contained therein and to increase the interest rate on amounts outstanding under the 1997 Facilities. Fees of approximately $1.2 million were incurred in connection with the amendments made to the 1997 Facilities in December, 1998. Such fees will be amortized over the remaining term of the 1997 Facilities. As of December 18, 1998, the Company had approximately $412.9 million outstanding under the 1997 Facilities. Cash on hand as of such date was $12.9 million.

The maturity date of each of the Term Facility and the Revolving Facility is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and at the option of the Company accrues at either
(i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the 1997 Facilities is presently LIBOR plus 2.75%.

Principal on the Term Facility is payable in quarterly installments beginning on December 31, 1998 with the final scheduled payment due on September 30, 2003. Subject to reductions in such quarterly installments for prepayments made under the Term Facility, at present, the Company will be required to repay an aggregate of: (i) $22.4 million in fiscal 1999, (ii) $33.6 million in fiscal 2000, (iii) $44.8 million in fiscal 2001, (iv) $56 million in fiscal 2002 and
(v) $67.8 million in fiscal 2003. The Company is permitted and intends to draw on the Revolving Facility to make such payments.

The 1997 Facilities are secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries have pledged the stock of their respective subsidiaries for the ratable benefit of its lending banks. The 1997 Facilities contain certain financial and other covenants and restrictions, including without limitation restrictions on the ability of the Company to pay dividends.

Capital expenditures were $2.2 million in fiscal 1996, $17.7 million in fiscal 1997 and $46.5 million in fiscal 1998. During fiscal 1995 and 1996, the purchase of additional personal computers and expanded capabilities for the computer system accounted for the largest areas of expenditure. During fiscal 1997 and fiscal 1998, the purchase of audio-visual rental equipment and the continued investment in information technology comprised the major portion of capital expenditures.

In December, 1998, the Company announced that it intends to dispose of certain non-core assets. The Company expects the net proceeds from any such sales to be approximately $70 million to $100 million, which it will use to repay bank debt.

Quarterly Results

The following table sets forth the unaudited quarterly results of operations for each of the quarters in the two years ended September 30, 1997 and 1998. In management's opinion, this unaudited quarterly information includes all adjustments which are necessary for a fair presentation of the information for the quarters presented. The operating results in any quarter are not necessarily indicative of the results which may be expected for any other future period.

                                             Fiscal 1997                                        Fiscal 1998
                              -------------------------------------------     ----------------------------------------------
                                1st         2nd          3rd        4th         1st           2nd         3rd          4th
                              Quarter     Quarter      Quarter    Quarter     Quarter       Quarter     Quarter      Quarter
                              -------     -------      -------    -------     -------       -------     -------      -------
                                                                      (In thousands)
Revenue                         $52,659     $77,435    $103,577     $108,587    $122,449    $187,378     $202,898    $184,053
Gross profit                     17,711      25,174      34,790       35,542      37,440      61,459       62,161      46,243
Operating income (loss)           1,771       6,902      13,669       10,700       3,135      13,256       16,802      (7,309)
Net income (loss)                   736       3,721       8,013        5,592        (477)      3,765        5,836      (8,794)

Billings and Collections

Customers are normally billed on a per-project or per-rental basis. Generally, the Company produces projects on a fixed-price basis. The components of the fixed price are labor, both internal and external, outside purchases and equipment utilization. The Company also produces projects priced on a "cost-plus" basis, whereby the Company bills its employees' services to the client at hourly or per diem rates, depending upon the employee, and then charges for actual outside purchases plus an agreed upon mark-up. Like fixed pricing, however, cost-plus pricing has a ceiling that cannot be exceeded without written permission of the client. For both fixed-price and cost-plus projects, the Company has a project change notice system to authorize all production/price changes. Generally, billing terms are one-third due upon contract signing, one-third due during production and the remainder due upon delivery and completion of the project. In the case of the Company's AV Operations, customers are billed upon completion of the staging service or rental. The Company provides audiovisual equipment rentals to customers based on published price lists. Billings prior to delivery date are carried as deferred income in the Company's financial statements and costs incurred prior to the delivery date are carried as deferred charges. The Company has not had any material collection problems in connection with its business. In the event a client cancels a project after production work has begun, the client is billed for work performed and expenses incurred through the date of cancellation.

New Accounting Pronouncements

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

Year 2000 Compliance

The Year 2000 Issue is the result of computer software and hardware, as well as chips and processors embedded in various products ("Computer Applications"), using two digits rather than four digits to define the applicable year. Consequently, these Computer Applications may not be able to properly recognize dates beginning with the year 2000 which could result in miscalculations or system failures.

The Company's Computer Applications consist of both internal systems and systems provided by third parties. The Company is in the process of examining and testing its Computer Applications. Based on internal assessments completed to date and upon third party representations, the Company believes that its exposure to Year 2000 problems is not significant.

The Company has identified non-compliant systems in certain business units. However, notwithstanding the Year 2000 Issue, the Company had planned to replace those systems. The Company plans to achieve Year 2000 compliance across all business lines by September 30, 1999 and is in the process of developing a contingency plan in the event that it is not able to convert the non-compliant systems in a timely manner. Such plan includes processing the affected businesses temporarily on other existing Year 2000 compliant systems.

Although the Company believes that it will be able to resolve the Year 2000 Issue, there can be no assurance that the Company will identify all susceptible systems or that systems provided by third parties will be Year 2000 compliant or that any resulting Year 2000 Issues would not have an adverse effect on the results of operations of the Company.

The Company has not incurred any significant costs to date that are specifically attributable to resolving the Year 2000 issue and does not estimate the future costs related to the resolution of this matter to be material.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has operations in various foreign countries. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. rates affect the interest paid on a portion of its debt. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

Item 8.  Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Caribiner International, Inc.

We have audited the accompanying consolidated balance sheets of Caribiner International, Inc. (the "Company") as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1997 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


                              /s/ ERNST & YOUNG LLP




New York, New York
December 18, 1998

                                           CARIBINER INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                                                                         September 30,
                                                                                               ----------------------------------
                                                                                                   1997             1998
                                                                                                   ----             ----
                                                                                                    (amounts in thousands)
                                       ASSETS
Current Assets:
    Cash and cash equivalents                                                                  $   10,253       $   15,117
    Trade accounts receivable, net of allowance for doubtful accounts of $740 in
        1997 and $2,150 in 1998                                                                    77,780          124,936
    Deferred charges                                                                               10,229           12,923
    Prepaid expenses and other current assets                                                       9,128           11,610
                                                                                               ----------       ----------


         Total Current Assets                                                                     107,390          164,586

    Property and equipment, net                                                                    45,714           98,070
    Goodwill, net                                                                                 157,154          419,581
    Taxes receivable                                                                                   --            4,479
    Deferred tax asset                                                                                 --              362
    Other assets                                                                                    3,619           10,871
                                                                                               ----------       ----------


         Total Assets                                                                          $  313,877       $  697,949
                                                                                               ==========       ==========



                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                                                          $    1,217       $    1,000
    Trade accounts payable                                                                         18,816           23,739
    Accrued expenses and other current liabilities                                                 23,200           39,449
    Accrued production costs                                                                       11,055           25,331
    Taxes payable                                                                                   4,726               --
    Deferred income                                                                                12,225           18,093
                                                                                               ----------       ----------


         Total Current Liabilities                                                                 71,239          107,612

    Long-term debt                                                                                 60,642          396,240
    Deferred income                                                                                 5,617            8,409
    Deferred tax liability                                                                            715               --
    Other liabilities                                                                               4,230            9,913
                                                                                               ----------       ----------


         Total Liabilities                                                                        142,443          522,174

    Stockholders' Equity:
    Preferred stock, $.01 par value:
    2,000 shares authorized, none issued and outstanding at 1997 and 1998                              --               --
    Common stock, $.01 par value:
    40,000 voting shares authorized, and 23,417 and 23,689 shares issued and
        outstanding at 1997 and 1998, respectively                                                    234              236
    Additional paid-in capital                                                                    159,874          167,608
    Translation adjustment                                                                             11           (3,714)
    Retained earnings                                                                              11,315           11,645
                                                                                               ----------       ----------


         Total Stockholders' Equity                                                               171,434          175,775
                                                                                               ----------       ----------

    Total Liabilities and Stockholders' Equity                                                 $  313,877       $  697,949
                                                                                               ==========       ==========

See accompanying notes to the consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Year ended September 30,
                                                                             ----------------------------------------------
                                                                                        (amounts in thousands)
                                                                                 1996           1997            1998
                                                                                 ----           ----            ----
Service revenue                                                              $  148,330     $  213,239      $  296,393
Rental revenue                                                                       --        131,843         414,941
Intercompany eliminations                                                            --         (2,824)        (14,556)
                                                                             ----------     ----------      ----------

         Total revenue                                                          148,330        342,258         696,778
                                                                             ----------     ----------      ----------

Cost of service revenue                                                          99,797        144,980         204,511
Cost of rental revenue                                                               --         86,885         299,520
Intercompany eliminations                                                            --         (2,824)        (14,556)
                                                                             ----------     ----------      ----------

         Total cost of revenue                                                   99,797        229,041         489,475
                                                                             ----------     ----------      ----------

Gross profit                                                                     48,533        113,217         207,303

Operating expenses:
    Selling, general and administrative expenses                                 30,442         71,270         153,568
    Restructuring charge (note 3)                                                    --             --           6,953
    Non-cash compensation expense (note 7)                                        1,072             --              --
    Depreciation and amortization                                                 3,142          8,905          21,586
                                                                             ----------     ----------      ----------

         Total operating expenses                                                34,656         80,175         182,107

Equity in income of affiliated company (note  4)                                     --             --             688
                                                                             ----------     ----------      ----------
Operating income                                                                 13,877         33,042          25,884

Interest expense with related parties                                             1,199             --              --
Other interest expense, net                                                         387          2,429          24,325
                                                                             ----------     ----------      ----------

Income before taxes and extraordinary charge                                     12,291         30,613           1,559
Provision for taxes                                                               4,302         12,551             624
                                                                             ----------     ----------      ----------

Income before extraordinary charge                                                7,989         18,062             935

Extraordinary charge on early extinguishment of debt (net of income taxes
of $403) (note 6)                                                                    --             --             605
                                                                             ----------     ----------      ----------
Net income                                                                   $    7,989     $   18,062      $      330
                                                                             ==========     ==========      ==========
Basic and diluted earnings per common share:
    Income before extraordinary charge                                       $     0.53     $     0.83      $     0.04
    Extraordinary charge                                                             --             --           (0.03)
                                                                             ----------     ----------      ----------
Net income per common share                                                  $     0.53     $     0.83      $     0.01
                                                                             ==========     ==========      ==========

        See accompanying notes to the consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year ended September 30,
                                                                              ----------------------------------------------
                                                                                 1996             1997             1998
                                                                                 ----             ----             ----
                                                                                         (amounts in thousands)

Cash flows from operating activities:
    Net income                                                                $    7,989       $   18,062      $      330
    Adjustments to reconcile net income to net cash provided by operating activities:
    Restructuring charge, net of cash payments                                        --               --           4,125
    Non-cash compensation expense                                                  1,072               --              --
    Extraordinary charge on early extinguishment of debt, net of tax                  --               --             605
    Depreciation and amortization                                                  3,142           13,082          37,801
    Change in assets and liabilities, net of amounts acquired:
        (Increase) in accounts receivable                                         (4,520)         (19,547)        (11,158)
        (Increase) decrease in deferred charges                                     (770)           1,469          (1,880)
        (Increase) decrease in prepaid expenses and other
         current assets                                                              (974)          (3,714)          1,280
        Decrease (increase) in other assets                                          443           (1,646)         (3,866)
        (Decrease) in accounts payable                                            (1,650)            (450)         (3,851)
        Increase (decrease) in deferred income                                       (63)          (5,165)          6,428
        Increase (decrease) in accrued expenses and other liabilities              2,591            5,793          (6,824)
                                                                              ----------       ----------      ----------


        Net cash provided by operating activities                                  7,260            7,884          22,990
                                                                              ----------       ----------      ----------


Cash flow provided by (used in) investing activities:
    Purchase of property and equipment                                            (2,222)         (17,725)        (46,454)
    Net proceeds from disposition of businesses                                       --               --          48,892
    Acquisition of intangibles and businesses, net of cash acquired              (43,982)        (110,797)       (305,411)
                                                                              ----------       ----------      ----------

    Net cash used in investing activities                                        (46,204)        (128,522)       (302,973)

Cash flow provided by (used in) financing activities:
    Net proceeds from issuance of common stock                                    42,480           85,792              --
    Proceeds from exercise of warrants                                             1,691               --              --
    Proceeds from exercise of stock options                                           --               --             667
    Net proceeds from (repayments of) bank line of credit                          1,780           (6,000)             --
    Proceeds from long-term debt                                                  18,000          135,870         759,122
    Repayments of long-term debt                                                 (14,669)         (92,517)       (470,478)
    Deferred financing fees                                                           --           (1,032)         (3,812)
    Payment of preferred dividends                                                (2,202)              --              --
    Proceeds from issuance of common stock under the 1993 Management Stock
        Plan                                                                         174               --              --
    Repurchase of common stock                                                      (177)              --              --
                                                                              ----------       ----------      ----------

    Net cash provided by financing activities                                     47,077          122,113         285,499
                                                                              ----------       ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                          86              346            (652)
                                                                              ----------       ----------      ----------

Net increase in cash and cash equivalents                                          8,219            1,821           4,864
Cash and cash equivalents beginning of year                                          213            8,432          10,253
                                                                              ----------       ----------      ----------

Cash and cash equivalents end of year                                         $    8,432       $   10,253      $   15,117
                                                                              ==========       ==========      ==========

See accompanying notes to the consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  for the Three Years Ended September 30, 1998
                             (amounts in thousands)

                                                                                                                           Total
                                                                                                                           Stock-
                                                   Common Stock      Preferred Stock  Additional  Retained                holders'
                                                  ---------------    ---------------   Paid-in    Earnings   Translation   Equity
                                                  Shares   Amount    Shares   Amount   Capital    (Deficit)  Adjustment   (Deficit)
                                                  ------   ------    ------   ------   -------    ---------  -----------  ---------
Balance at October 1, 1995                         5,003    $ 50       450    $  5    $  1,921   $(14,409)       --       $(12,433)
Issuance of common stock under the 1993
    Management Stock Plan                            174       2        --      --         172         --        --            174
Issuance of warrants to purchase 151 shares of
    common stock                                      --      --        --      --          79         --        --             79
Repurchase of common stock                           (62)      *        --      --        (177)        --        --           (177)
Accrued preferred stock dividends                     --      --        --      --          --       (327)       --           (328)
Conversion of Convertible Note into preferred
    stock                                             --      --       600       6      11,979         --        --         11,985
Conversion of preferred stock into common stock    7,193      72    (1,050)    (11)        (46)        --        --             15
Exercise of warrants                               1,069      11        --      --       1,680         --        --          1,691
Issuance of common stock upon consummation of
    initial public offering                        5,756      57        --      --      42,257         --        --         42,315
Issuance of common stock upon acquisition of
    Lighthouse, Ltd.                                  64       *        --      --       1,000         --        --          1,000
Non-cash compensation charge                          --      --        --      --       1,072         --        --          1,072
Translation adjustment                                --      --        --      --          --         --        86             86
Net income                                            --      --        --      --          --      7,989        --          7,989
                                                  ------    ----    ------    ----    --------   --------   -------       --------

Balance at September 30, 1996                     19,197     192        --      --      59,937     (6,747)       86         53,468
Issuance of common stock under non-employee
    directors' stock plan                              2      --        --      --          37         --        --             37
Issuance of common stock upon offering             3,744      37        --      --      85,754         --        --         85,791
Issuance of common stock upon acquisitions
    completed during fiscal 1997                     474       5        --      --      14,146         --        --         14,151
Translation adjustment                                --      --        --      --          --         --       (75)           (75)
Net income                                            --      --        --      --          --     18,062        --         18,062
                                                  ------    ----    ------    ----    --------   --------   -------       --------

Balance at September 30, 1997                     23,417     234        --      --     159,874     11,315        11        171,434
Issuance of common stock upon acquisitions
    completed during fiscal 1998                     239       2        --      --       7,042         --        --          7,044
Issuance of common stock upon exercise of
    stock options                                     33       *        --      --         692         --        --            692
Translation adjustment                                --      --        --      --          --         --    (3,725)        (3,725)
Net income                                            --      --        --      --          --        330        --            330
                                                  ------    ----    ------    ----    --------   --------   -------       --------

Balance at September 30, 1998                     23,689    $236        --    $ --    $167,608   $ 11,645   $(3,714)      $175,775
                                                  ======    ====    ======    ====    ========   ========   =======       ========

*Less than $1 thousand



         See accompanying notes to the consolidated financial statements.

                          CARIBINER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

Caribiner International, Inc. (the "Company") is a producer of meetings, events and training programs, a provider of audiovisual equipment rentals, sales and installations and related staging services, and a provider of related business communications and corporate meeting services that enable businesses to inform, sell to and train their sales forces, dealers, franchisees, partners, stockholders and employees.

The Company was organized on December 1, 1989 by its then parent, Ingleby Communications Corporation ("ICC") and comprised substantially all of the operations of ICC. Effective as of June 30, 1992, the Company completed a $16 million private placement (the "Private Placement") with Warburg, Pincus Investors, L.P. ("Warburg") consisting of an 11.5% Convertible Promissory Note in the aggregate principal amount of $12 million (the "Convertible Note") and $4 million of Cumulative Redeemable Convertible Voting Preferred Stock, par value $0.01 per share (the "Preferred Stock").

In March 1996, the Company consummated an initial public offering (the "Initial Public Offering") of its Common Stock, which included the sale by the Company of
5.8 million shares of Common Stock, resulting in net proceeds of $42.3 million, which were principally used to repay outstanding indebtedness and to fund acquisitions, working capital needs and for general corporate purposes. Immediately prior to the consummation of the Initial Public Offering, the Convertible Note was converted into 0.6 million shares of Preferred Stock, which were then immediately converted into 4.1 million shares of the Company's Common Stock. Upon consummation of the Initial Public Offering, accrued interest of $6.3 million relating to the Convertible Note was paid to Warburg. Also, immediately prior to the consummation of the Initial Public Offering, Warburg converted its shares of the Preferred Stock into 3.1 million shares of the Company's Common Stock. In addition, Warburg exercised warrants to purchase 1.1 million shares of Common Stock at a weighted average exercise price of $1.58 per share.

In March, 1997, the Company consummated an offering of 3.7 million shares of its Common Stock, yielding net proceeds of approximately $85.8 million, of which approximately $64.5 million were used to repay all of the Company's then outstanding bank borrowings. The remaining net proceeds were available to make acquisitions, fund working capital needs and for general corporate purposes.

2.  Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the current year presentation.

Revenue Recognition

Service revenue is recorded principally on the completed contract method of accounting. The recognition of revenue and cost of revenue is deferred until a project is completed, usually within a three to six month time period. For those projects which provide for multiple events, the contract revenue and costs are apportioned and revenue and profit are recognized as each event occurs. If a client cancels a project after production has begun, the client is billed for work performed and expenses incurred through the date of cancellation, and there are no provisions for non-payment by the client. Deferred income, which represents advance billings on uncompleted jobs, is classified as long-term in the same proportion that anticipated profit on such jobs bears to the related contract price. Deferred charges represent costs incurred on uncompleted jobs.

Rental revenue is recognized over the related rental period.

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

                          CARIBINER INTERNATIONAL, INC.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In connection with certain of the acquisitions described in Note 4, Business Acquisitions/Dispositions, the Company was contractually required to retain a portion of the purchase price in segregated bank accounts. Such amounts will be paid to certain of the sellers in future periods in accordance with the purchase agreements and subject to any arising purchase price adjustments. At September 30, 1998, the Company held $1.0 million in cash which was restricted for such purposes.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods ranging from 15 years to 40 years. Accumulated amortization of goodwill was $6.8 million and $20.0 million at September 30, 1997 and 1998, respectively.

The Company reviews the recoverability of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A loss is recognized for the difference between the carrying amount and the estimated fair value of the asset.

Deferred Financing Fees

Deferred financing fees are amortized on a straight-line basis over the term of the related debt. The amortization of deferred financing fees is reflected as a component of interest expense. Deferred financing fees amortized during the years ending September 30, 1996, 1997 and 1998 were $0.2 million, $0.3 million and $0.9 million, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars at current rates as of the balance sheet date, except for revenue, costs and expenses which are translated at average current rates during each reporting period. The gains or losses resulting from translation are included as a separate component in stockholders' equity. The gains and losses resulting from foreign currency transactions are included in the Company's current results of operations. Transaction gains or losses in the years ended September 30, 1996, 1997 and 1998 were not significant.

Foreign Operations

The Company's foreign operations, principally located in the United Kingdom, had identifiable assets, including goodwill, of $55.4 million and $99.4 million at September 30, 1997 and 1998, respectively. Revenues of $52.8 million and $143.9 million, and operating profits of $1.5 million and $12.1 million, related to the Company's foreign operations are included in the results of operations for the years ended September 30, 1997 and 1998, respectively. The Company's foreign operations during the year ended September 30, 1996 were not significant.

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

3.    Restructuring Charge

In fiscal 1998, the Company initiated a review of all of its operations, primarily focusing on the integration of the audio visual services businesses that it has acquired, as well as the Company's overall management organizational structure. In connection with this review, the Company adopted a reorganization plan to streamline its organizational structure and evaluate its overall operational efficiency.

Accordingly, during the three months ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $3.8 million. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 people and $1.0 million related to lease termination and other related costs. During the three months ended September 30, 1998, the Company recorded an additional pre-tax restructuring charge of $3.2 million in connection with the continuation of the reorganization plan begun in March 1998. The charge included $1.0 million related to severance and termination costs for approximately 330 people, $0.7 million of lease termination costs, $1.0 million relating to the write-off of certain assets and $0.5 million of other termination and shut down costs to be incurred during the reorganization.

The total remaining restructuring liability as of September 30, 1998 was $4.1 million.

4.    Business Acquisitions/Dispositions

During fiscal 1997 and fiscal 1998, the Company purchased several companies engaged in providing business communication services, as well as providing audio-visual equipment rentals, sales and related staging services.

Fiscal 1997 Acquisitions

In January, 1997, the Company acquired substantially all of the assets of Video Supply Company, Inc. d/b/a Projexions Video Supply and Projexions/Video Supply Company (together, "Projexions"), a provider of audiovisual equipment rentals and related staging services in the southeastern U.S., for approximately $13.6 million in cash and $1.4 million in the repayment of certain indebtedness at closing.

Also in January, 1997, the Company completed the acquisition of all of the outstanding capital stock of Blumberg Communications Inc. ("Blumberg"), a provider of audiovisual equipment rentals, sales and related staging services, including hotel audiovisual equipment rentals, sales and related staging services, including hotel audiovisual outsourcing services in the upper midwest and southern U.S. The Company paid aggregate consideration of $18.0 million, which consisted of approximately $16.6 million in cash and the issuance of 59,880 shares of the Company's common stock having a fair market value of approximately $1.4 million. In addition, the Company repaid $3.9 million in outstanding indebtedness of Blumberg at closing.

                          CARIBINER INTERNATIONAL, INC.

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

In July, 1997, the Company acquired all of the outstanding capital stock of Bauer Audiovisual, Inc. ("Bauer"), a provider of audiovisual equipment rentals and audiovisual outsourcing services throughout the United States. Consideration paid for the acquisition was $14.6 million in cash and the issuance of 167,762 shares of the Company's common stock with an aggregate fair market value of approximately $5.3 million. In addition, the Company repaid approximately $7.0 million in outstanding long-term indebtedness of Bauer and $4.8 million in outstanding short-term indebtedness of Bauer at closing.

In addition, during fiscal 1997, the Company made four additional acquisitions with an aggregate purchase price of $17.3 million, consisting principally of cash and shares of the Company's common stock.

All of the transactions described above were financed by additional drawings on one of the Company's credit facilities, except for the acquisition of Show Solutions, which was paid from the Company's cash on hand remaining from the net proceeds of the issuance of Common Stock in March, 1997.

Fiscal 1998 Acquisitions/Dispositions

Effective December 1, 1997, the Company acquired the outstanding capital stock of Visual Action Holdings plc ("Visual Action") for an aggregate purchase price of $253.0 million (excluding transaction costs). In addition, the Company assumed approximately $44.3 million in outstanding indebtedness of Visual Action. Visual Action provides corporate meeting services, including audiovisual and exhibition services, in the United States and United Kingdom. The goodwill resulting from the acquisition of Visual Action is being amortized over 40 years. The cost of the acquisition, including transaction costs, was financed through the Company's loan agreement entered into in October, 1997 (see Note 6). Prior to December 1997, the Company had acquired a minority interest through open market purchases resulting in the equity in income reflected for the period.

In January, 1998, the Company acquired RightSource, Inc. ("RightSource") for an initial consideration of $17.0 million in cash, plus the repayment of approximately $2.4 million in outstanding indebtedness. In addition, Caribiner may pay additional consideration of up to $2.0 million in cash and common stock. Right Source, Inc., with offices in South Carolina and Connecticut and training centers in several other states, is a marketing support and training services company, focusing primarily on product launches and customer education for the information technology industry.

In May, 1998, the Company completed the disposition of the broadcast video services business of Visual Action for approximately $27.6 million in cash, excluding transaction costs of $2.0 million. In July, 1998, the Company completed the disposition of the U.K.-based audiovisual staging operations of Visual Action for approximately $26.7 million in cash. The Company retained the hotel audiovisual outsourcing services portion of this business, integrating it with Visual Action's existing U.K. operations. The Company used the cash proceeds from the sales of the businesses to repay outstanding bank debt. No gain or loss was recognized on such disposition transactions.

In addition, during fiscal 1998, the Company made seven additional acquisitions with an aggregate purchase price of $24.7 million, consisting principally of cash and shares of the Company's common stock.

In December 1998, the Company announced that it intends to dispose of certain non-core assets. The Company expects the net proceeds from any such sales to be approximately $70.0 million to $100.0 million, which it will use to repay bank debt.

                          CARIBINER INTERNATIONAL, INC.

The accounting for the above-mentioned acquisitions is in accordance with the purchase method and, accordingly, operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective dates of acquisition.

Certain of the Company's acquisitions have provided for contingent payments for three years following the purchase based upon the achievement of certain performance goals relating to revenue, gross profit or earnings before interest, taxes, depreciation and amortization. Contingent payments are accounted for as additional purchase price as they become known. During the years ending September 30, 1996 and 1997, $1.4 million and $2.1 million was paid and/or accrued as additional consideration with respect to these acquisitions.

The following unaudited consolidated pro forma results of operations of the Company for the years ended September 30, 1997 and 1998 give effect to the acquisitions of Projexions, Blumberg, Show Solutions, WCT, Bauer, Visual Action and RightSource, as well as the dispositions of Visual Action's broadcast video services unit and its U.K. staging and equipment rental services unit, and reflect the extraordinary charge resulting from the write-off of unamortized fees relating to the Company's former bank facilities (see Note 6), as if such transactions had occurred in each case on October 1, 1996. The other acquisitions completed by the Company would not have had or did not have, as the case may be, a significant effect on the Company's results of operations during the years ended September 30, 1997 and 1998.

                                                                                   Year ended
                                                                                 September 30,
                                                                              --------------------
                                                                              1997            1998
                                                                              ----            ----
                                                                                 (in thousands,
                                                                             except per share data)
          Revenue                                                          $655,319        $733,851
          Income before taxes and extraordinary charge                       24,650           1,407
          Net income                                                         14,790              (8)
          Pro forma basic and diluted earnings per common share               $0.63            $0.0

The above calculation of pro forma basic and diluted net income per common share assumes that approximately 23,604,855 and 23,616,398 shares were outstanding during 1997 and 1998, respectively.

The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions described above been made at the beginning of fiscal 1997 or of results which may occur in the future.

5.     Property and Equipment

At September 30, 1997 and 1998 property and equipment consisted of:

                                                                                 At September 30,
                                                                              ----------------------
                                                                              1997              1998
                                                                              ----              ----
                                                                                   (in thousands)
          Audiovisual rental and production equipment                     $   32,644        $   85,254
          Furniture and fixtures                                               8,208            13,280
          Information systems                                                 12,077            25,438
          Leasehold improvements                                               5,447            11,670
          Other                                                                1,658             2,065
                                                                          ----------        ----------
                                                                              60,034           137,707
          Less--accumulated depreciation and amortization                     14,320            39,637
                                                                          ----------        ----------
                                                                          $   45,714        $   98,070
                                                                          ==========        ==========

The related depreciation and amortization expense for the years ended September 30, 1997 and 1998 was $8.5 million and $25.7 million, respectively.

                          CARIBINER INTERNATIONAL, INC.

6.  Debt

At September 30, 1997 and 1998, long-term debt consisted of:


                                                                 At September 30,
                                                              ---------------------
                                                              1997             1998
                                                              ----             ----
                                                                   (in thousands)
          Bank term loan                                  $   58,800        $  394,500
          Notes payable                                        2,294             1,825
          Other                                                  765               915
                                                          ----------        ----------
                                                              61,859           397,240
          Less--current portion of long-term debt              1,217             1,000
                                                          ----------        ----------

                                                          $   60,642        $  396,240
                                                          ==========        ==========

At September 30, 1998, the carrying amount of the above commitments approximated fair value.

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan ( the "Term Facility" and together with the Revolving Facility, the "1997 Facilities") to be utilized in connection with the acquisition of Visual Action. (See Note 4, Business
Acquisitions/Dispositions). The Company recognized an extraordinary loss of $0.6 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. Approximately $4.8 million in debt issuance fees were incurred in connection with the 1997 Facilities. Such fees are being amortized over the term of the 1997 Facilities, which is approximately six years.

In May, 1998, the Company repaid approximately $26 million under the Term
Facility thereby permanently reducing availability thereunder by such amount. In
December, 1998, the terms of the Revolving Facility were amended to reduce the aggregate availability thereunder from $300 million to $250 million, to amend certain financial covenants contained therein and to increase the interest rate on amounts outstanding under the 1997 Facilities. Fees of approximately $1.2 million were incurred in connection with the amendments made to the 1997
Facilities in December, 1998. Such fees will be amortized over the remaining term of the 1997 Facilities. As of December 18, 1998, the Company had approximately $412.9 million outstanding under the 1997 Facilities. Cash on hand as of such date was $12.9 million.

The maturity date of each of the Term Facility and the Revolving Facility is September 30, 2003. Interest on outstanding amounts under the 1997 Facilities is payable quarterly in arrears and at the option of the Company accrues at either
(i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the 1997 Facilities is presently LIBOR plus 2.75%.

Principal on the Term Facility is payable in quarterly installments beginning on December 31, 1998 with the final scheduled payment due on September 30, 2003.
Subject to reductions in such quarterly installments for prepayments made under the Term Facility, at present, the Company will be required to repay an aggregate of: (i) $22.4 million in fiscal 1999, (ii) $33.6 million in fiscal
2000, (iii) $44.8 million in fiscal 2001, (iv) $56 million in fiscal 2002 and
(v) $67.8 million in fiscal 2003. The Company is permitted and intends to draw on the Revolving Facility to make certain of the above payments.

The 1997 Facilities are secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries have pledged the stock of their respective subsidiaries for the ratable benefit of its lending banks. The 1997 Facilities contain certain financial and other covenants and restrictions, including without limitation restrictions on the ability of the Company to pay dividends.

The aggregate scheduled payments of all long-term debt outstanding at September
30, 1998 (including amounts outstanding under the Term Facility), for the next five years, are as follows: 1999--$24.3 million; 2000--$34.0 million;
2001--$70.0 million; 2002--$81.1 million; and 2003--$187.8 million; totaling
$397.2 million.

                          CARIBINER INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Capital Stock

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

1993 Management Stock Plan

During the year ended September 30, 1993, the Company adopted the 1993
Management Stock Plan (the "Management Stock Plan"). Under the Management Stock
Plan, a committee of the Board of Directors granted to employees awards of the Company's Series A non-voting common stock, par value $0.01 per share.

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

1996 Stock Option Plan

Effective January 1, 1996, the Company adopted the 1996 Stock Option Plan (the
"Option Plan"). The Option Plan is designed to provide employees with a more direct stake in the Company's future welfare and an incentive to remain with the Company. The Option Plan provides that options for an aggregate of 1,928,000 shares of the Company's Common Stock shall be available for grant, subject to authorization by the Compensation Committee of the Board of Directors. The purchase price per share under the Option Plan is the market price of the Common
Stock on the grant date. Generally, options granted under the Option Plan vest over a period of three years from the grant date. As of September 30, 1998, stock options to purchase an aggregate of 1,200,428 shares of Common Stock were outstanding, of which options to purchase 261,858 shares of Common Stock were vested.

The Company applies the provisions of APB No. 25, Accounting for Stock Issued to
Employees, in accounting for its stock-based awards. Accordingly, no compensation cost has been recognized for its stock option plans.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 7%, 5% and 4% in 1996, 1997 and 1998, respectively; a dividend yield of 0% in 1996, 1997 and 1998; volatility of 32.7% in 1996 and 1997 and 67.4% in 1998, respectively, and an expected life of 5 years in 1996, 1997 and 1998.

Had the Company elected to apply the provisions of Statement of Financial
Accounting Standards (SFAS No. 123), Accounting for Stock Based Compensation, net income would have been reduced by $78,000, or $0.01 per share, $675,000, or $0.03 per share, and $823,000, or $0.03 per share, for fiscal years 1996, 1997 and 1998, respectively after accounting for stock-based compensation effective for awards made after October 1, 1995.


                          CARIBINER INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company's Option Plan at September 30, 1998 and activity during the years ended September 30, 1998 is as follows:



                                                  1996                        1997                        1998
                                         ------------------------    ------------------------    ------------------------
                                                 Weighted average            Weighted average            Weighted average
(in thousands of shares)                 Shares   exercise price     Shares   exercise price     Shares   exercise price
------------------------                 ------  ----------------    ------  ----------------    ------  ----------------
Outstanding at beginning of year           --        $   --           303        $14.75           737            23.22
Options granted                           303         14.75           461         28.38           561            20.25
Options exercised                          --            --                                       (30)           23.38
Options forfeited/expired                  --            --           (27)        16.14           220            23.10
                                          ---        ------           ---        ------         -----            -----
Options outstanding at end of year        303         14.75           737         23.22         1,048            21.75
                                          ---        ------           ---        ------         -----            -----

Exercisable at end of year                  3         20.19           110         15.84           275            20.69
                                          ---        ------           ---        ------           ---            -----

Weighted average fair value of options
     granted during the year                           6.08                       10.67                          12.00
                                                     ------                       -----                          -----

A summary of information about stock options outstanding and options exercisable at September 30, 1998 is as follows (in thousands of shares):

                                      Options Outstanding                 Options Exercisable
                            ----------------------------------------      -------------------
                                                            Weighted                Weighted
                                          Weighted          Average                  Average
                                          Average          Exercise                 Exercise
Range of exercise prices    Shares     Remaining Term        Price        Shares      Price
------------------------    ------     --------------      ---------      ------    ---------
$12.84 to $14.53              259           8.21             $14.42         149       $14.40

$20.19 to $29.28              643           9.20             $21.42          80       $22.83

$31.75 to $40.31              146           8.88             $37.60          46       $37.16

$12.84 to $40.31            1,048           8.91             $21.75          --           --

In December, 1998, the Company permitted non-executive employees to forfeit any outstanding options that they had been granted under the Option Plan and exchange them for the same number of options with an exercise price equal to the then current market price of the common stock (the "Repricing Plan"). Pursuant to the terms of the Repricing Plan, participating employees were required to consent to a new three-year vesting schedule for such newly-granted options.

1998 Stock Option Plan

Effective January 7, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan, which has substantially identical terms to the Option Plan, provides that options for an aggregate of 500,000 shares of Common Stock shall be available for award to all employees of the Company with the exception of senior management of the Company, who are not eligible to receive options under the 1998 Option Plan. As of September 30, 1998, no options had been granted under the 1998 Option Plan. The Company intends to terminate the 1998 Option Plan as of December 31, 1998.

8.  Related Party Transactions

In the normal course of producing projects for clients, the Company periodically uses the services of individuals related to and/or companies owned by relatives of certain of its employees. During the years ending September 30, 1996, 1997 and 1998, the Company paid such vendors approximately $1.6 million, $0.6 million and $1.4 million, respectively.

Rent paid to related parties during the years ending September 30, 1996, 1997 and 1998 was $0.1 million, $0.6 million and $0.6 million, respectively.

During fiscal 1998, the Company made loans aggregating $0.3 million to an executive officer of the Company. The loans were made in part in connection with the relocation of such executive and for other personal purposes. The loans bear an interest rate of 8% per annum and mature in annual installments over a period of three years.

9.  Employee Benefit Plans

The Company maintains several defined contribution plans covering all qualified employees. Effective January 1, 1997, the Company began matching $0.25 for each dollar contributed by an employee, up to a maximum of 3% of such employee's base compensation (subject to applicable limits under the Internal Revenue

                          CARIBINER INTERNATIONAL, INC.

Code of 1986, as amended. In addition, the Company continues to maintain several existing defined contribution plans that it inherited in connection with its acquisition of Visual Action in December, 1997. Under such plans, the Company contributes varying amounts ranging from $0.25 to $0.50 for each dollar contributed by an employee to such plan up to a maximum of 4% of base salary. Company matching contributions during the years ended September 30, 1997 and 1998 totaled $0.1 million and $1.0 million, respectively.

10.  Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes which resulted from the acquisition of certain business operations, the difference between financial reporting recovery periods and tax reporting recovery periods and the write-down of certain assets for financial reporting purposes.

Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and September 30, 1998 are as follows:

                                                                          1997            1998
                                                                          ----            ----
                                                                             (in thousands)
         Deferred tax assets:
             NOL and tax credit carryforwards                          $      973      $    1,776
             Accrued interest                                                  --             247
             Allowance for doubtful accounts                                  155             733
             Restructuring and other reserves                               1,654           4,351
                                                                       ----------      ----------

                  Total deferred tax assets                                 2,782           7,107
             Valuation allowance                                             (672)           (653)
                                                                       ----------      ----------

         Net deferred tax assets                                       $    2,110      $    6,454

         Deferred tax liabilities:
             Tax over book depreciation and amortization                    1,899           5,293
             Amortization of intangibles                                      890             389
             Other                                                             36             410
                                                                       ----------      ----------
                  Total deferred tax liabilities                       $    2,825      $    6,092
                                                                       ----------      ----------

         Net deferred tax liability/(asset)                            $      715      $     (362)
                                                                       ----------      ----------

At September 30, 1998, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1.6 million, that expire in the years 2001 through 2007. All of these NOL carryforwards may be subject to limitations under the change in ownership and consolidated return provisions of the Internal Revenue Code. The use of the NOL carryforwards, as adjusted, may also be limited for state and local income tax purposes. The Company has not recorded any future benefit related to the usage of these NOL carryforwards. In addition, during the year, the Company incurred a tax loss which will be carried forward for state tax purposes. For foreign tax purposes, there are approximately $1.0 million of foreign NOL carryforwards that may be carried forward indefinitely.

Significant components of the provision for income taxes attributable to continuing operations are as follows:

                          CARIBINER INTERNATIONAL, INC.


                                                                           1996             1997              1998
                                                                           ----             ----              ----
                                                                                       (in thousands)
Current:
    Federal                                                            $     2,121      $     7,224       $    (2,041)
    State                                                                    1,736            2,150               831
    Foreign                                                                     35            1,112               280
                                                                       -----------      -----------       -----------

         Total current tax                                                   3,892           10,486              (930)

Deferred:
    Federal                                                                    281            1,758             1,345
    State                                                                     129               352             (992)
    Foreign                                                                     --              (45)            1,201
                                                                       -----------      -----------       -----------

         Total deferred tax                                                    410            2,065             1,554
                                                                       -----------      -----------       -----------

Total provision for taxes                                              $     4,302      $    12,551       $       624
                                                                       ===========      ===========       ===========

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                                            1996             1997              1998
                                                                            ----             ----              ----
                                                                                        (in thousands)
         Tax expense at statutory rate                                 $     4,302      $    10,714       $       546
         State income tax expense/(benefit) (net of federal tax)             1,212            1,626              (104)
         Non-cash compensation expense                                         375               --                --
         Non-deductible goodwill amortization                                   21              483             1,236
         Non-deductible expenses                                               243              113               181
         Change in valuation allowance                                      (2,012)            (645)              (19)
         Rate differential related to foreign operations                        --               --            (1,205)
         Other                                                                 161              260               (11)
                                                                       -----------      -----------       -----------

                                                                       $     4,302      $    12,551       $       624
                                                                       ===========      ===========       ===========

11.  Major Customers

Revenue from two customers in the automotive and information technology industries aggregated 15% and 13%, respectively, in fiscal 1996. In fiscal 1997 and 1998, there was no single customer which contributed more than 10% of the Company's total revenue or accounted for more than 5% of accounts receivable at September 30, 1997 or 1998, respectively.

12.  Commitments and Contingencies

Minimum annual rentals under noncancelable leases, excluding escalations based upon increases in real estate taxes and operating expenses, are payable as follows, for the year ended September 30: 1999--$9.3 million; 2000--$7.4 million; 2001--$6.2 million; 2002--$5.2 million; 2003 -- $4.4 million;
thereafter--$23.5 million; totaling $56.0 million.

Rent expense charged to operations in fiscal 1996, fiscal 1997 and fiscal 1998 was $2.7 million, $6.6 million and $9.4 million, respectively.

The Company is, from time to time, a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management resolving these actions will not have a material effect on the Company's financial condition, results of operations or liquidity.

                          CARIBINER INTERNATIONAL, INC.

13.  Supplemental Disclosures of Cash Flow Information

Interest paid was $7.9 million, $2.0 million and $21.9 million during the years ended September 30, 1996, 1997 and 1998, respectively. Taxes paid were $2.1 million, $8.1 million and $12.2 million during the years ended September 30, 1996, 1997 and 1998, respectively.

14.  Earnings per Common Share

Effective October 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. The standard requires a change in the method used to compute earnings per share, a dual presentation of basic earnings per common share and diluted earnings per common share and the restatement of prior periods presented.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                            1996                 1997                  1998
                                                                            (amounts in thousands, except per share amounts)
                                                                            ------------------------------------------------
Net income for basic and diluted earnings per share:
    Income before taxes and extraordinary charge                            $12,291              $30,613             $1,559
    Reduction in interest expense from the conversion
      of the Convertible Note                                                   926                   --                 --
                                                                            ------------------------------------------------
    Adjusted income before taxes and extraordinary charge                    13,217               30,613              1,559
    Tax provision                                                            (4,560)             (12,551)              (624)
                                                                            ------------------------------------------------
    Adjusted net income before extraordinary charge                           8,657               18,062                935
    Extraordinary charge                                                         --                   --               (605)
                                                                            ------------------------------------------------
    Net income                                                               $8,657              $18,062               $330
                                                                            ================================================
Weighted average shares of common stock outstanding:
    Weighted average shares of common stock outstanding                       8,144               21,719             23,616
    Conversion of 11.5% Convertible Note                                      4,110                   --                 --
    Conversion of preferred stock                                             3,083                   --                 --
    Exercise of warrants                                                      1,069                   --                 --
                                                                            ------------------------------------------------
    Weighted average shares of common stock
      outstanding for basic earnings per share                               16,406               21,719             23,616
    Effect of stock options                                                      --                   --                 --
                                                                            ------------------------------------------------
    Weighted average shares of common stock
      outstanding for diluted earnings per share                             16,406               21,719             23,616
                                                                            ================================================
Basic and diluted earnings per share:
    Net income before extraordinary charge                                    $0.53                $0.83              $0.04
    Extraordinary charge                                                         --                   --              (0.03)
                                                                            ------------------------------------------------
    Net income                                                                $0.53                $0.83              $0.01
                                                                            ================================================

Basic and diluted earnings per common share for the year ended September 30, 1996 has been calculated assuming the issuance of common stock for nominal consideration arising from the conversion and exercise of all dilutive securities (which took place prior to the Company's initial public offering on March 15, 1996) were outstanding for all periods presented.

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

(b)  Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 1998.

                               CARIBINER INTERNATIONAL, INC.
                              (Registrant)

                               By: /S/ ROBERT F. BURLINSON
                                   -------------------------------------------
                                   Name:    Robert F. Burlinson
                                   Title:   Executive Vice President and Chief
                                            Financial Officer

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


                Signature                                     Title                             Date
                ---------                                     -----                             ----
         /S/ RAYMOND S. INGLEBY             Chairman of the Board*                       December 28, 1998
-----------------------------------------
           Raymond S. Ingleby


                                            President, Chief Executive Officer and       December __, 1998
-----------------------------------------   Director*
         Christopher A. Sinclair


         /S/ ROBERT F. BURLINSON            Executive Vice President and Chief           December 28, 1998
-----------------------------------------   Financial Officer (Principal Financial
           Robert F. Burlinson              and Accounting Officer)


            /S/ ERROL M. COOK               Director                                     December 28, 1998
-----------------------------------------
              Errol M. Cook


          /S/ BRYAN D. LANGTON              Director                                     December 28, 1998
-----------------------------------------
            Bryan D. Langton


           /S/ SIDNEY LAPIDUS               Director                                     December 28, 1998
-----------------------------------------
             Sidney Lapidus


          /S/ DAVID E. LIBOWITZ             Director                                     December 28, 1998
-----------------------------------------
            David E. Libowitz


        /S/ C. ANTHONY WAINWRIGHT           Director                                     December 28, 1998
-----------------------------------------
          C. Anthony Wainwright


*Mr. Ingleby was principal executive officer of the Registrant during the period covered by this Report, as well as on the date on which the Registrant's independent auditors completed their audit in respect of the financial statements contained herein. Mr. Sinclair commenced employment with the Registrant on December 21, 1998.

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report


Exhibit
Number                         Description of Document
-------

3.1          Restated Certificate of Incorporation of the Company, filed
             March 15, 1996, with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).

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

+10.1        1996 Stock Option Plan of the Company, as amended (filed as exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period Ended March 31, 1998 and incorporated herein by reference).

+10.2 1998 Stock Option Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).

+10.3 Form of Stock Option Agreement in connection with 1996 Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company's Annual Report on Fork 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

+10.4 Non-Employee Directors' Stock Plan of the Registrant (filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

+10.5 Employment Agreement, dated as of October 1, 1995 (the "Ingleby Employment Agreement"), by and between the Company and Raymond S. Ingleby (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

+10.6 Amendment No.1, dated as of October 1, 1998, to the Ingleby Employment Agreement.

+10.7 Employment Agreement, dated as of December 21, 1998, by and between the Company and Christopher A. Sinclair.

+10.8 Employment Agreement, dated as of December 1, 1995, by and between the Company and Mark M. Cohen (filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

+10.9 Employment Agreement, dated as of July 25, 1995, by and between Caribiner, Inc. and Brian Shepherd (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

+10.10 Employment Agreement, dated October 14, 1996, by and between the Company and

             Lawrence P. Golen (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

+10.11 Employment Agreement, dated June 9, 1998, by and between the Company and Robert F. Burlinson (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.12 Credit Agreement, dated as of October 28, 1997 (the "Credit Agreement"), among the Company, Caribiner, Inc., the several lenders named therein and the Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted-- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

10.13 First Amendment and Agreement, dated as of March 31, 1998, to the Credit Agreement (schedules and exhibits omitted-- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

10.14 Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement (schedules and exhibits omitted-- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

10.15 Stockholders Agreement, dated as of March 15, 1996, among the Company, Warburg, Pincus Investors, L.P. and Raymond S. Ingleby (filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).

21           Subsidiaries of the Company.

23           Consent of Ernst & Young LLP.

27           Financial Data Schedule.

-------
+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(a)
             (3).