Form 10-Q
period 1998-12-31
CARIBINER INTERNATIONAL INC
filed 1999-02-12
CIK 1005015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                       COMMISSION FILE NUMBER: 1-14234

                         Caribiner International, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                             13-3466655
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   16 West 61st Street, New York, NY                                    10023
----------------------------------------                               -------
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

                                Yes     /X/         No     / /

The registrant had 23,693,529 shares of Common Stock (par value $0.01 per share) outstanding as of February 5, 1999.

                                     INDEX

PART I.  Financial Information
         Item 1.       Financial Statements (Unaudited)

                       Review Report of Independent Accountants...........................................  2

                       Consolidated Balance Sheets as of
                       December 31, 1998 and September 30, 1998...........................................  3

                       Consolidated Statements of Operations for
                       the three months ended December 31, 1998 and 1997..................................  4

                       Consolidated Statements of Cash Flows for
                       the three months ended December 31, 1998 and 1997..................................  5

                       Consolidated Statement of Changes in Stockholders' Equity for the three months ended December 31, 1998 and 1997...................................................  6

                       Notes to Consolidated Financial Statements.........................................  7

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations......................................  9

PART II. Other Information

         Item 4.       Submission of Matters to a Vote of Security Holders...............................  13

         Item 6.       Exhibits and Reports on Form 8-K..................................................  15

SIGNATURES...............................................................................................  17

Review Report of Independent Accountants

Stockholders and Board of Directors
Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of December 31, 1998, and the related consolidated statements of operations for the three months ended December 31, 1998 and 1997, the consolidated statement of changes in stockholders' equity for the three months ended December 31, 1998 and 1997 and the consolidated statements of cash flows for the three months ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Caribiner International, Inc. as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated December 18, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                   /s/ Ernst & Young LLP

New York, New York
February 10, 1999

                                            Caribiner International, Inc.
                                             Consolidated Balance Sheets

                                                                     December 31,               September 30,
ASSETS                                                                   1998                       1998
                                                                     (unaudited)                  (Note 1)
                                                                   -----------------         ------------------
                                                                             (amounts in thousands)
Current Assets:

Cash and cash equivalents                                          $        12,538           $         15,117
Trade accounts receivable - net of allowance for doubtful
   accounts of $1,966 and $2,150 at December 31, 1998 and
   September 30, 1998, respectively                                        114,770                    124,936
Deferred charges                                                            16,943                     12,923
Prepaid expenses and other current assets                                   14,428                     11,610
                                                                   ---------------           ----------------
           Total Current Assets                                            158,679                    164,586

Property and equipment - net                                                96,751                     98,070
Goodwill - net                                                             423,585                    419,581
Taxes receivable                                                             7,735                      4,479
Deferred tax asset                                                             653                        362
Other assets                                                                10,782                     10,871
                                                                   ---------------           ----------------
           TOTAL ASSETS                                            $       698,185           $        697,949
                                                                   ===============           ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt                                  $           913           $          1,000
Trade accounts payable                                                      18,526                     23,739
Accrued expenses and other current liabilities                              30,447                     39,449
Accrued production costs                                                    17,843                     25,331
Deferred income                                                             30,311                     18,093
                                                                   ---------------           ----------------
           Total Current Liabilities                                        98,040                    107,612

Long-term debt                                                             405,948                    396,240
Deferred income                                                             12,956                      8,409
Other liabilities                                                           14,237                      9,913
                                                                   ---------------           ----------------
           TOTAL LIABILITIES                                               531,181                    522,174

Stockholders' Equity:

Preferred stock, $0.01 par value:
   2,000 shares authorized, none issued and outstanding at
   December 31, 1998 and September 30, 1998, respectively                       --                         --
Common stock, $0.01 par value:
   40,000 voting shares authorized, 23,693 and 23,689 shares
   issued and outstanding at December 31, 1998 and September
   30, 1998, respectively                                                      236                        236
Additional paid-in capital                                                 167,652                    167,608
Accumulated other comprehensive income                                      (6,494)                    (3,714)
Retained earnings                                                            5,610                     11,645
                                                                   ---------------           ----------------
           TOTAL STOCKHOLDERS' EQUITY                                      167,004                    175,775
                                                                   ---------------           ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       698,185           $        697,949
                                                                   ===============           ================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Operations
                          For the Three Months Ended
                                  (unaudited)

                                                                  December 31,
                                                         1998                       1997
                                                   ------------------         -----------------
                                                               (amounts in thousands)
Service revenue                                      $      53,205            $        56,178
Rental revenue                                             111,715                     68,442
Intercompany eliminations                                   (4,937)                    (2,171)
                                                     ----------------         -----------------

Total revenue                                              159,983                    122,449

Cost of service revenue                                     35,443                     37,873
Cost of rental revenue                                      88,760                     49,307
Intercompany eliminations                                   (4,937)                    (2,171)
                                                     ----------------         -----------------

Total cost of revenue                                      119,266                     85,009
                                                     ----------------         -----------------

Gross profit                                                40,717                     37,440

Operating expenses:

    Selling, general and administrative expenses            36,093                     31,362
    Depreciation and amortization                            7,156                      3,631
                                                     ----------------         -----------------
Total operating expenses                                    43,249                     34,993
                                                     ----------------         -----------------

Equity in income of affiliated company                          --                        688
                                                     ----------------         -----------------

Operating (loss) income                                     (2,532)                     3,135

Interest expense, net                                        7,527                      2,922
                                                     ----------------         -----------------

(Loss) income before taxes and extraordinary charge        (10,059)                       213

Provision for taxes                                         (4,024)                        85
                                                     ----------------         -----------------

(Loss) income before extraordinary charge                   (6,035)                       128

Extraordinary charge on early extinguishment of
  debt (net of income taxes of $403)                            --                       (605)
                                                     ----------------         -----------------

Net loss                                             $      (6,035)           $          (477)
                                                     ================         =================

Basic and diluted earnings (loss) per common share:

(Loss) income before extraordinary charge            $       (0.25)           $          0.01

Extraordinary charge                                            --                      (0.03)
                                                     ----------------         -----------------

Net loss per common share                            $       (0.25)           $         (0.02)
                                                     ================         =================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Cash Flows
                          For the Three Months Ended
                                  (unaudited)


                                                                                   December 31,
                                                                           1998                   1997
                                                                     ------------------      ----------------
                                                                               (amounts in thousands)

Cash flows from operating activities:
      Net loss                                                        $        (6,035)       $          (477)

      Adjustments to reconcile net income to net cash used in operating activities:

          Depreciation and amortization                                        10,781                  5,985
          Extraordinary charge (net of tax) for refinancing debt                    --                   605

      Change in assets and liabilities, net of amounts acquired:

          Decrease (increase) in trade accounts receivable                     10,166                 (7,463)
          Increase in deferred charges                                         (4,019)                  (600)
          Increase in prepaid expenses and
               other current assets                                            (4,164)                (4,985)
          Decrease in other assets                                              1,020                    837
          Decrease in trade accounts payable                                   (5,213)               (20,872)
          Increase in deferred income                                          16,765                  3,486
          (Decrease) increase in accrued expenses and
               other liabilities                                              (16,939)                14,394
          Decrease in taxes payable                                            (3,547)                (3,990)
                                                                      -----------------      ----------------
      Net cash used in operating activities                                    (1,185)               (13,080)
                                                                      -----------------      ----------------

Cash flow used in investing activities:

          Purchase of property and equipment                                   (6,537)                (9,085)
          Acquisition of intangibles and businesses, net of
               cash acquired                                                   (3,455)              (255,906)

                                                                      -----------------      ----------------
      Net cash used in investing activities                                    (9,992)              (264,991)
                                                                      -----------------      ----------------

Cash flow provided by financing activities:

          Repayments of long-term debt                                        (29,929)               (74,800)
          Proceeds from long-term debt                                         39,550                358,019
          Payment of debt issuance fees                                          (931)                (4,499)
                                                                      -----------------      ----------------
      Net cash provided by financing activities                                 8,690                278,720
                                                                      -----------------      ----------------

Translation effect on cash and cash equivalents                                   (92)                  (133)

Net (decrease) increase in cash                                                (2,579)                   516
Cash, beginning of period                                                      15,117                 10,253
                                                                      -----------------      ----------------
Cash, end of period                                                            12,538        $        10,769
                                                                      =================      ================
Supplemental disclosure of cash flow information:

               Interest paid                                                      8,149      $         1,090
                                                                     ==================      ================
               Income taxes paid                                                    179      $         3,990
                                                                     ==================      ================

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
              For the Three Months Ended December 31, 1998 and 1997
                                  (unaudited)
                            (amounts in thousands)



                                                                                                      Accumulated
                                                      Common Stock        Additional                     Other           Total
                                                 ----------------------     Paid-in     Retained     Comprehensive   Stockholders'
                                                   Shares      Amount       Capital     Earnings         Income         Equity
                                                   ------      ------       -------     --------         ------         ------
For the three months ended December 31, 1998:

Balance at September 30, 1998                       23,689   $    236    $   167,608   $   11,645    $   (3,714)     $   175,775

Net income (loss)                                        -          -              -       (6,035)            -           (6,035)

Foreign currency translation adjustment                  -          -              -            -        (2,780)          (2,780)

                                                                                                                     ------------
Other comprehensive income (loss)                        -          -              -            -             -           (8,815)
                                                                                                                     ------------
Issuance of common stock                                 4        *               44            -             -               44

                                                 ---------   --------    -----------   -----------   -----------     ------------
Balance at December 31, 1998                        23,693   $    236    $   167,652   $    5,610    $   (6,494)     $   167,004
                                                 =========   ========    ===========   ===========   ===========     ============


For the three months ended December 31, 1997:

Balance at September 30, 1997                       23,417   $    234    $   159,874   $   11,315    $      11      $   171,434

Net income (loss)                                        -          -              -         (477)            -             (477)

Foreign currency translation adjustment                  -          -              -            -          (132)            (132)

                                                                                                                     ------------
Other comprehensive income (loss)                        -          -              -            -             -             (609)
                                                                                                                     ------------

Issuance of common stock upon acquisitions              92          1          3,877            -             -            3,878

Issuance of common stock upon exercise
 of stock options                                        4        *               67            -             -               67

                                                 ---------   --------    -----------   -----------   -----------     ------------
Balance at December 31, 1997                        23,513   $    235    $   163,818   $   10,838    $     (121)     $   174,770
                                                 =========   ========    ===========   ===========   ===========     ============



*Amount less than $1 thousand

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.

                  Notes To Consolidated Financial Statements
                                  (Unaudited)

1.   Interim Financial Information

     The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1999.

     The balance sheet at September 30, 1998 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to the adoption of the new accounting rule were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     Certain reclassifications have been made to the consolidated statement of operations for the three months ending December 31, 1997 to conform to the current period's presentation.

2.   Business Dispositions

     In December, 1998, the Company announced that it intends to dispose of certain non-core assets. The Company expects the net proceeds from any such sales to be approximately $70 million to $100 million, which it will use to repay bank debt. The Company does not expect to incur any significant gain or loss on such transactions.

3.   Stock Option Re-Pricing

     In December, 1998, the Company adopted a stock option re-pricing program pursuant to which the Company offered all employees, excluding executive management, the opportunity to re-price all outstanding options granted prior thereto under the Company's 1996 Stock Option Plan, as amended. The vesting schedule for all so re-priced stock options was restarted, with all other terms and conditions of such stock options remaining the same. The re-priced stock options have an exercise price equal to the average of the high and low sales price of the common stock as of the re-pricing date.

4.   Earnings Per Common Share

     A reconciliation of the number of shares used for the calculation of basic and diluted earnings per common share is as follows (in thousands):


                                                 Three months Ended December 31,
                                                      1998             1997
                                                  ------------     -------------
Weighted average number of common
         shares outstanding                             23,693       23,469
Effect of stock options                                      2          199
                                                  ------------     -------------
Weighted average number of common
         shares outstanding, including
         effect of dilutive securities                  23,695       23,668
                                                        ======       ======

                         Caribiner International, Inc.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

Three months Ended December 31, 1998 Compared to
Three months Ended December 31, 1997

Revenue. Revenue increased $37.6 million, or 30.7%, from $122.4 million in the three months ended December 31, 1997 to $160.0 million in the three months ended December 31, 1998. The increase in total revenue is attributable mainly to the Company's audio visual services division, primarily as a result of the acquisition of Visual Action Holdings plc ("Visual Action"), effective December 1, 1997, offset by a slight decrease in service revenue from the Company's Communications division resulting from changes in the mix of business.

Gross profit. Total gross profit increased $3.3 million, or 8.8%, from $37.4 million in the three months ended December 31, 1997 to $40.7 million in the comparable period of 1998. As a percentage of service revenue, the gross profit margin increased from 32.6% in the three months ended December 31, 1997 to 33.4% in the three months ended December 31, 1998. The increased gross profit margin is due to the specific production requirements of the contracts completed during the period. Gross profit as a percentage of rental revenue was 21% for the three months ended December 31, 1998 compared to 28% in the prior year's comparable quarter. Profits from the audio visual businesses were adversely impacted by the continuing higher cost structure of transitioning operations, particularly in the hotel audio visual outsourcing operations.
Gross profit on rental revenue for the three months ended December 31, 1997 and 1998 was also impacted by $2.7 million and $4.0 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.7 million, or 15.1%, from $31.4 million in the three months ended December 31, 1997 to $36.1 million in the three months ended December 31, 1998. The increase was due primarily to the Company's growth resulting from the acquisition of Visual Action, as well as to normal inflationary increases and expenses relating to the restructuring of the audio visual businesses. Selling, general and administrative expenses, as a percentage of total revenue, decreased from 25.6% during the three months ended December 31, 1997 to 22.6% in the three months ended December 31, 1998.

Depreciation and amortization. Depreciation and amortization expense for the three months ended December 31, 1998 was $7.2 million, an increase of $3.5 million from the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $2.1 million. Amortization expense increased $1.4 million resulting primarily from increased goodwill.

Equity in Income of Affiliated Company. In November, 1997, the Company acquired a minority interest in Visual Action through open market purchases resulting in the equity in income reflected for the period. The Company began consolidating the financial results of Visual Action as of December 1, 1997.

Interest expense, net. Interest expense, net increased by $4.6 million due to higher average outstanding indebtedness previously incurred to finance acquisitions as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 40% for the three months ended December 31, 1997 and 1998.

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

Net loss. The Company realized a net loss of $6.0 million in the three months ended December 31, 1998 compared to a net loss of $0.5 million in the three months ended December 31, 1997. The loss per common share for the three months ended December 31, 1998 was $0.25 as compared with a loss per common share of $0.02 for the comparable period in fiscal 1997. Earnings per common share before the extraordinary charge would have been $0.01 for the three months ended December 31, 1997.

Liquidity and Capital Resources

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit Agreement") to be utilized in connection with the acquisition of Visual Action. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million, in the quarter ending December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. The Company incurred approximately $4.8 million of debt issuance fees in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement, which is approximately six years.

In May, 1998, the Company repaid approximately $26 million under the Term Facility thereby permanently reducing availability thereunder by such amount.
In December, 1998, the terms of the Revolving Facility were amended to reduce the aggregate availability thereunder from $300 million to $250 million, to amend certain financial covenants contained therein and to increase the interest rate on amounts outstanding under the Credit Agreement. Fees of approximately $1.2 million were incurred in connection with the amendments made to the Credit Agreement in December, 1998. Such fees will be amortized over the remaining term of the Credit Agreement. As of February 9, 1999, the Company had approximately $413.0 million outstanding under the Credit Agreement. Cash on hand as of such date was $13.0 million.

The maturity date of each of the Term Facility and the Revolving Facility is September 30, 2003. Interest on outstanding amounts under the Credit Agreement is payable quarterly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the Credit Agreement is presently LIBOR plus 2.75%.

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

The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries have pledged the stock of their respective subsidiaries for the ratable benefit of its lending banks. The Credit Agreement contains certain financial and other covenants and restrictions, including without limitation restrictions on the ability of the Company to pay dividends.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the three months ended December 31, 1998 and 1997:

                                                          Three months Ended December 31,
                                                            1998                 1997
                                                         -----------         ------------
Net cash provided by (used in):

     Operating activities                                $  (1,185)          $  (13,080)
     Investing activities                                   (9,992)            (264,991)
     Financing activities                                    8,690              278,720

For the three months ended December 31, 1998, $1.2 million was used in operating activities. The net loss adjusted for depreciation and amortization provided $4.7 million. The net change in working capital used $5.9 million, with decreases in accrued expenses and other liabilities and accounts payable and an increase in prepaid expenses, other current assets and deferred charges, offset by decreases in accounts receivable and other assets and an increase in deferred income. Cash used in investing activities was $10.0 million due to property and equipment purchases and acquisition-related expenditures. Financing activities provided $8.7 million, of which was $40.0 million was drawn under the Company's Credit Agreement, offset by debt repayments of $30.0 million. In addition, debt issuance fees of $0.9 million were paid in connection with the amendments made to the Credit Agreement in December, 1998.

For the three months ended December 31, 1997, $13.1 million was used in operating activities. The net loss adjusted for depreciation and amortization and the extraordinary charge provided $6.1 million. The net change in working capital used $19.2 million, with increases in accrued expenses, other liabilities and deferred income and a decrease in other assets, which were more than offset by decreases in accounts receivable, prepaid expenses and other current assets and deferred charges. Investing activities required $265.0 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $278.7 million in the three months ended December 31, 1997, of which $358.0 million was provided by drawings under the Company's Credit Agreement, offset by repayments on former bank facilities.

Capital expenditures were $9.1 million and $6.5 million during the three months ended December 31, 1997 and 1998, respectively. During the three months ended December 31, 1997, the purchase of additional personal computers and expanded capabilities for the computer system accounted for the largest areas of expenditure. During the three months ended December 31, 1998, the purchase of audio visual equipment used in operations comprised the major portion of capital expenditures.


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

                                    PART II

OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(a)  Not Applicable

(b)  Not Applicable

(c) The Company issued and sold the following unregistered securities during the three months ended December 31, 1998:

     1. In October, 1998, the Company granted to one employee options to purchase an aggregate of 3,000 shares of Common Stock at an exercise price per share of $8.1875 pursuant to a stock option agreement under the Company's 1996 Stock Option Plan (the "1996 Option Plan"). Pursuant to the terms of such stock option agreement, one-third of such options vest and become exercisable in October, 1999; one-third of such options vest and become exercisable in October, 2000; and one-third of such options vest and become exercisable in October, 2001.

     2. In November, 1998, the Company issued and sold an aggregate of 4,484 shares to Lois Jacobs, an employee of the Company, pursuant to the terms of her employment compensation arrangement with the Company.

     3. In connection with the re-pricing of stock options that had been granted previously to non-executive employees of the Company, in December, 1998, the Company granted to approximately 300 non-executive employees options to purchase an aggregate of approximately 650,000 shares of Common Stock at an exercise price per share of $7.625 pursuant to stock option agreements under the Company's 1996 Option Plan. Pursuant to the terms of the re-pricing program in respect of such options, all employees choosing to participate in such program were required to forfeit all stock options which had theretofore been granted to them under the 1996 Option Plan. Pursuant to the terms of the stock option agreements under which such stock options were granted, one-third of such re-priced options vest and become exercisable in December, 1999; one-third of such re-priced options vest and become exercisable in December, 2000; and one-third of such re-priced options vest and become exercisable in December, 2001.

     4. In December, 1998, the Company granted to 25 employees options to purchase an aggregate of 642,500 shares of Common Stock at an exercise price per share of $7.625 pursuant to stock option agreements under the Company's 1996 Option Plan. Pursuant to the terms of such stock option agreements, one-third of such options vest and become exercisable in December, 1999; one-third of such options vest and become exercisable in December, 2000; and one-third of such options vest and become exercisable in December, 2001.

     5. In December, 1998, the Company granted to Christopher A. Sinclair, its President and Chief Executive Officer, options to purchase an aggregate of 600,000 shares of Common Stock. Of such options, 350,000 are exercisable at a price per share of $8.5625 and 250,000 are exercisable at a price per share of $15.00. Pursuant to the terms of the stock option agreements under which such options were granted, one-third of such options vest and become exercisable in December, 1999; one-third of such options vest and become exercisable in December, 2000; and one-third of such options vest and become exercisable in December, 2001.

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

         3.3      Third Amended and Restated By-Laws of the Company.

        10.1 Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement, dated as of October 28, 1997, among the Company, Caribiner, Inc., the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

         10.2     (a) Option Agreement, dated as of December 21, 1998, by and between the Company and Christopher A. Sinclair in respect of the grant of options to purchase an aggregate of 350,000 shares of common stock.

                  (b) Option Agreement, dated as of December 21, 1998, by
                      and between the Company and Christopher A. Sinclair in respect of the grant of options to purchase an aggregate of 250,000 shares of common stock.

(b)      Reports on Form 8-K:

                       None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARIBINER INTERNATIONAL, INC.
                                       (Registrant)

Date: February 12, 1999

                                       By: /s/ Robert F. Burlinson
                                          --------------------------------------
                                          Robert F. Burlinson
                                          Duly authorized officer of the
                                          Registrant and Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX

                                                                                Page Number
3.1      Restated Certificate of Incorporation of the Company, filed March 15,
         1996, with the Secretary of State of the State of Delaware (filed as
         Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
         three months ended March 31, 1996 and incorporated herein by reference).

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended March
         31, 1998 and incorporated herein by reference).

3.3      Third Amended and Restated By-Laws of the Company.

10.1     Second Amendment and Waiver, dated as of December 18, 1998, to the
         Credit Agreement, dated as of October 28, 1997, among the Company,
         Caribiner, Inc., the several lenders named therein, The Chase
         Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital
         Corporation, as Syndication Agent (schedules and exhibits


         omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.2     (a) Option Agreement, dated as of December 21, 1998, by and between the Company and Christopher A. Sinclair in respect of the grant of options to purchase an aggregate of 350,000 shares of common stock.

         (b) Option Agreement, dated as of December 21, 1998, by and between the Company and Christopher A. Sinclair in respect of the grant of options to purchase an aggregate of 250,000 shares of common stock.

27.1     Financial Data Schedule.