Form 10-Q
period 1999-03-31
CARIBINER INTERNATIONAL INC
filed 1999-05-17
CIK 1005015

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                       COMMISSION FILE NUMBER: 1-14234


                        Caribiner International, Inc.
                        -----------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                13-3466655
              --------                                ----------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


    16 West 61st Street, New York, NY                    10023
    ---------------------------------                    -----
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

                               Yes /X/   No / /

The registrant had 23,696,732 shares of Common Stock (par value $0.01 per share) outstanding as of May 7, 1999.

                                     INDEX

PART I.    Financial Information
           Item 1.        Financial Statements (Unaudited)

                          Review Report of Independent Accountants...................................................... 2

                          Consolidated Balance Sheets as of
                          March 31, 1999 and September 30, 1998......................................................... 3

                          Consolidated Statements of Operations for
                          the six months ended March 31, 1999 and 1998.................................................. 4

                          Consolidated Statements of Operations for
                          the three months ended March 31, 1999 and 1998................................................ 5

                          Consolidated Statements of Cash Flows for
                          the six months ended March 31, 1999 and 1998.................................................. 6

                          Consolidated Statement of Changes in Stockholders' Equity for the six months ended March 31, 1999 and 1998................................................................. 7

                          Notes to Consolidated Financial Statements.................................................... 8

           Item 2.        Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.................................................10

PART II.   Other Information

           Item 1.        Legal Proceedings............................................................................ 14

           Item 2.        Changes in Securities........................................................................ 14

           Item 4.        Submission of Matters to a Vote of Security Holders.......................................... 14

           Item 6.        Exhibits and Reports on Form 8-K............................................................. 15

SIGNATURES............................................................................................................. 17

Review Report of Independent Accountants

Stockholders and Board of Directors Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of March 31, 1999, and the related consolidated statements of operations for the three and six months ended March 31, 1999 and 1998, the consolidated statement of changes in stockholders' equity for the six months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                       /s/ Ernst & Young LLP

New York, New York
May 11, 1999

                         Caribiner International, Inc.
                          Consolidated Balance Sheets

                                                                                 March 31,                 September 30,
ASSETS                                                                             1999                        1998
                                                                                (unaudited)                  (audited)

                                                                                        (amounts in thousands)
Current Assets:

Cash and cash equivalents                                                       $    8,718                   $    15,117
Trade accounts receivable - net of allowance for doubtful
      accounts of $3,157 and $2,150 at March 31, 1999 and
      September 30, 1998, respectively                                             131,158                       124,936
Deferred charges                                                                    18,219                        12,923
Prepaid expenses and other current assets                                           13,233                        11,610
                                                                                ----------                   -----------

      Total Current Assets                                                         171,328                       164,586

Property and equipment - net                                                       110,448                        98,070
Goodwill - net                                                                     421,279                       419,581
Taxes receivable                                                                     6,455                         4,479
Deferred tax asset                                                                     756                           362
Other assets                                                                        15,932                        10,871
                                                                                ----------                   -----------

      TOTAL ASSETS                                                              $  726,198                   $   697,949
                                                                                ==========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt                                               $      382                   $     1,000
Trade accounts payable                                                              37,723                        23,739
Accrued expenses and other current liabilities                                      32,891                        42,294
Accrued production costs                                                            18,685                        25,331
Deferred income                                                                     20,334                        18,093
                                                                                ----------                   -----------

      Total Current Liabilities                                                    110,015                       110,457

Long-term debt                                                                     422,121                       396,240
Deferred income                                                                      8,796                         8,409
Other liabilities                                                                   13,501                         7,068
                                                                                ----------                   -----------

      TOTAL LIABILITIES                                                            554,433                       522,174

Stockholders' Equity:

Preferred stock, $0.01 par value:
      2,000 shares authorized, none issued and outstanding at
      March 31, 1999 and September 30, 1998, respectively                               --                            --
Common stock, $0.01 par value:
      40,000 voting shares authorized, 23,694 and 23,689 shares issued and outstanding at March 31, 1999 and September
      30, 1998, respectively                                                           236                           236
Additional paid-in capital                                                         167,664                       167,608
Accumulated other comprehensive income                                              (5,433)                       (3,714)
Retained earnings                                                                    9,298                        11,645
                                                                                ----------                   -----------

      TOTAL STOCKHOLDERS' EQUITY                                                   171,765                       175,775
                                                                                ----------                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  726,198                   $   697,949
                                                                                ==========                   ===========

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Operations
                           For the Six Months Ended
                                  (unaudited)

                                                                                                March 31,
                                                                                   1999                          1998
                                                                                   ----                          ----

                                                                                           (amounts in thousands)
Service revenue                                                                 $  139,579                   $   119,119
Rental revenue                                                                     238,120                       195,409
Intercompany eliminations                                                          (14,020)                       (4,701)
                                                                                ----------                   ------------

Total revenue                                                                      363,679                       309,827

Cost of service revenue                                                             94,858                        79,615
Cost of rental revenue                                                             185,341                       142,344
Intercompany eliminations                                                          (14,020)                       (4,701)
                                                                                ----------                   -----------

Total cost of revenue                                                              266,179                       217,258
                                                                                ----------                   -----------

Gross profit                                                                        97,500                        92,569

Operating expenses:

      Selling, general and administrative expenses                                  71,317                        63,991
      Restructuring charge                                                              --                         3,828
      Depreciation and amortization                                                 13,988                         9,048
                                                                                ----------                   -----------

Total operating expenses                                                            85,305                        76,867

Equity in income of affiliated company                                                  --                           688
                                                                                ----------                   -----------

Operating income                                                                    12,195                        16,390

Interest expense, net                                                               16,108                         9,904
                                                                                ----------                   -----------

(Loss) income before taxes and extraordinary charge                                 (3,913)                        6,486

(Benefit) provision for taxes                                                       (1,566)                        2,594
                                                                                ----------                   -----------

(Loss) income before extraordinary charge                                           (2,347)                        3,892

Extraordinary charge on early extinguishment of
      debt (net of income taxes of $403)                                                --                           605
                                                                                ----------                   -----------

Net (loss) income                                                               $   (2,347)                  $     3,287
                                                                                ==========                   ===========

Basic and diluted earnings (loss) per common share:

(Loss) income before extraordinary charge                                       $    (0.10)                  $      0.17

Extraordinary charge                                                                    --                         (0.03)
                                                                                ----------                   -----------

Net (loss) income per common share                                              $    (0.10)                  $      0.14
                                                                                ==========                   ===========

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Operations
                          For the Three Months Ended
                                  (unaudited)

                                                                                                March 31,
                                                                                    1999                          1998
                                                                                    ----                          ----

                                                                                         (amounts in thousands)
Service revenue                                                                 $   86,374                   $    62,941
Rental revenue                                                                     126,405                       126,967
Intercompany eliminations                                                           (9,083)                       (2,530)
                                                                                ----------                   -----------

Total revenue                                                                      203,696                       187,378

Cost of service revenue                                                             59,415                        41,741
Cost of rental revenue                                                              96,581                        91,348
Intercompany eliminations                                                           (9,083)                       (2,530)
                                                                                ----------                   -----------

Total cost of revenue                                                              146,913                       130,559
                                                                                ----------                   -----------

Gross profit                                                                        56,783                        56,819

Operating expenses:

      Selling, general and administrative expenses                                  35,224                        34,318
      Restructuring charge                                                              --                         3,828
      Depreciation and amortization                                                  6,832                         5,417
                                                                                ----------                   -----------

Total operating expenses                                                            42,056                        43,563
                                                                                ----------                   -----------

Operating income                                                                    14,727                        13,256

Interest expense, net                                                                8,581                         6,981
                                                                                ----------                   -----------

Income before taxes                                                                  6,146                         6,275

Provision for taxes                                                                  2,458                         2,510
                                                                                ----------                   -----------

Net income                                                                      $    3,688                   $     3,765
                                                                                ==========                   ===========


Basic and diluted earnings per common share:                                    $     0.16                   $      0.16
                                                                                ==========                   ===========


See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
                     Consolidated Statements of Cash Flows
                           For the Six Months Ended
                                  (unaudited)

                                                                                               March 31,
                                                                                    1999                       1998
                                                                                  ---------                 ------------
                                                                                          (amounts in thousands)

Cash flows from operating activities:
       Net (loss) income                                                           $(2,347)                  $     3,287

       Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

              Depreciation and amortization                                         21,333                        16,949
              Extraordinary charge (net of tax) for refinancing debt                    --                           605
              Restructuring charge, net of cash payments                                --                         2,615

       Change in assets and liabilities, net of amounts acquired:

              Increase in trade accounts receivable                                 (6,222)                      (13,096)
              Increase in deferred charges                                          (5,296)                       (7,210)
              Increase in prepaid expenses and
                    other current assets                                            (2,250)                       (6,734)
              Increase in other assets                                              (4,356)                       (6,502)
              Increase (decrease) in trade accounts payable                          9,310                        (6,502)
              Increase in deferred income                                            2,628                        14,009
              (Decrease) increase in accrued expenses and
                    other liabilities                                              (14,324)                        5,485
              Decrease in taxes payable                                             (2,320)                           --
                                                                                ----------                   -----------
       Net cash (used in) provided by operating activities                          (3,844)                        2,906
                                                                                ----------                   -----------

Cash flow used in investing activities:

              Purchase of property and equipment                                   (21,521)                      (25,714)
              Acquisition of intangibles and businesses, net of
                    cash acquired                                                   (5,571)                     (291,758)
                                                                                ----------                   -----------

       Net cash used in investing activities                                       (27,092)                     (317,472)
                                                                                ----------                   -----------

Cash flow provided by financing activities:

              Proceeds from exercise of stock options                                   --                           459
              Repayments of long-term debt                                         (78,797)                     (285,243)
              Proceeds from long-term debt                                         104,450                       600,002
              Payment of debt issuance fees                                         (1,231)                           --
                                                                                ----------                   -----------
       Net cash provided by financing activities                                    24,422                       315,218
                                                                                ----------                   -----------

Translation effect on cash and cash equivalents                                        115                           367

Net (decrease) increase in cash                                                     (6,399)                        1,019
Cash, beginning of period                                                           15,117                        10,253
                                                                                ----------                   -----------

Cash, end of period                                                             $    8,718                   $    11,272
                                                                                ==========                   ===========

Supplemental disclosure of cash flow information:

                    Interest paid                                               $   17,320                   $     7,000
                                                                                ==========                   ===========

                    Income taxes paid                                           $      270                   $     4,276
                                                                                ==========                   ===========

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
               For the Six Months Ended March 31, 1999 and 1998
                                (unaudited)
                           (amounts in thousands)

                                                                                                 Accumulated
                                                                      Additional                    Other            Total
                                                   Common Stock         Paid-in     Retained    Comprehensive     Stockholders'
                                                 Shares     Amount      Capital     Earnings        Income           Equity
                                                 ------     ------      -------     --------        ------           ------
For the six months ended March 31, 1999:

Balance at September 30, 1998                     23,689      $ 236     $  167,608   $ 11,645      $(3,714)        $ 175,775

Net (loss)                                             -          -              -     (2,347)           -            (2,347)

Foreign currency translation adjustment                -          -              -          -       (1,719)           (1,719)
                                                                                                                   ---------

Other comprehensive (loss)                             -          -              -          -            -            (4,066)
                                                                                                                   ---------

Issuance of common stock                               5          *             56          -            -                56
                                                  ------      -----     ----------   --------      -------         ---------

Balance at March 31, 1999                         23,694      $ 236     $  167,664   $  9,298      $(5,433)        $ 171,765
                                                  ======      =====     ==========   ========      =======         =========


For the six months ended March 31, 1998:

Balance at September 30, 1997                     23,417      $ 234     $  159,874   $ 11,315      $    11         $ 171,434

Net income                                             -          -              -      3,287            -             3,287

Foreign currency translation adjustment                -          -              -          -         (179)             (179)
                                                                                                                   ---------

Other comprehensive income                             -          -              -          -            -             3,108
                                                                                                                   ---------

Issuance of common stock                             174          2          6,308          -            -             6,310
                                                  ------      -----     ----------   --------      -------         ---------

Balance at March 31, 1998                         23,591      $ 236     $  166,182   $ 14,602      $  (168)        $ 180,852
                                                  ======      =====     ==========   ========      =======         =========


*Amount less than $1 thousand

See accompanying notes to the unaudited consolidated financial statements.

                         Caribiner International, Inc.

                  Notes To Consolidated Financial Statements
                                  (Unaudited)

1.      Interim Financial Information

        The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1999.

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

        Certain reclassifications have been made to the consolidated statement of operations for the three and six months ended March 31, 1998 and the balance sheet at September 30, 1998 to conform to the current period's presentation.

2.      Business Acquisitions/Dispositions

        In fiscal 1996 and 1997, the Company acquired several companies engaged in providing audio-visual equipment rentals, sales and related staging services such as Total Audio Visual Services, Video Supply Company, Inc. d/b/a Projexions Video Supply, Blumberg Communications Inc., D&D Enterprises, Inc. d/b/a Show Solutions and Bauer Audio Visual, Inc. These acquisitions were accounted for using the purchase method of accounting. During the fiscal quarter ended March 31, 1999, in connection with the Company's consolidation of audio visual outsourcing operations in Chicago, and as part of the Company's periodic review of the purchase accounting accruals, approximately $1.7 million of aggregate liabilities established in connection with the above acquisitions were identified as excess and reversed. Additionally, during the fiscal quarter ended March 31, 1999, the Company recorded additional charges approximating $1.7 million, including an increase in the allowance for doubtful accounts, associated with consolidating audio visual operations in Chicago.

        In December, 1998, the Company announced that it intends to dispose of certain non-core assets. The Company expects to use the net proceeds from any such sales to repay bank debt. The Company does not expect to incur any significant gain or loss on such transactions.

3.      Debt

        Due to delays in the sale of certain non-core assets and subject to future operating results, the Company may be unable to comply with certain covenants under its senior secured credit agreement, which become more restrictive as of June 30, 1999, the end of the Company's third fiscal quarter. Management will be discussing appropriate waivers or amendments to such credit agreement with its bankers to remain in compliance for the balance of the fiscal year. Failure to remain in compliance could result in the debt being classified as a current liability. Management believes that any necessary amendments to the covenants can be negotiated. However, there can be no assurance that such amendments or waivers will be obtained. In addition, the Company has engaged Salomon Smith Barney as its financial advisor to assist in assessing strategic alternatives.

4.      Stock Option Re-Pricing

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

5.      Earnings Per Common Share

        A reconciliation of the number of shares used for the calculation of basic and diluted earnings per common share is as follows (in thousands):

                                                     Three Months Ended March 31,               Six Months Ended March 31,
                                                      1999                 1998                 1999                 1998
Weighted average number of common
shares outstanding                                    23,694               23,544               23,694               23,508
Effect of stock options                                   82                  157                   --                  178
                                                      ------               ------               ------               ------

Weighted average number of common
shares outstanding, including
effect of dilutive securities                         23,776               23,701               23,694               23,686
                                                      ======               ======               ======               ======

                         Caribiner International, Inc.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Certain statements contained herein may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods, or plans for future periods, to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to successfully integrate its acquisitions and to implement operational improvements in its acquired businesses, the seasonality and episodic nature of the Company's business and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Results of Operations

Six months Ended March 31, 1999 Compared to Six months Ended March 31, 1998

Revenue. Revenue increased $53.9 million, or 17.4%, from $309.8 million in the six months ended March 31, 1998 to $363.7 million in the six months ended March 31, 1999. The increase in total revenue was in part attributable to the Company's audio visual services businesses, as a result of the acquisition of Visual Action Holdings plc ("Visual Action"), in December, 1997. Service revenue increased $20.5 million, or 17.2%, in the six months ended March 31, 1999 from $119.1 million in the six months ended March 31, 1998 due to increased business activity, particularly in the United Kingdom.

Gross profit. Total gross profit increased $4.9 million, or 5.3%, from $92.6 million in the six months ended March 31, 1998 to $97.5 million in the comparable period of 1999. As a percentage of service revenue, the gross profit margin decreased from 33.2% in the six months ended March 31, 1998 to 32.0% in the six months ended March 31, 1999. The decreased gross profit margin was due to the specific production requirements of the contracts completed during the period, as well as to the impact of lower margins achieved on the increased sales volume in 1999 from the United Kingdom market. Gross profit as a percentage of rental revenue decreased to 22.2% in the six months ended March 31, 1999 from 27.2% in the prior year's comparable period due to higher payments made to participating hotels based on commission rate increases, as well as increased costs relating to the rental of audio visual equipment used in operations. Gross profit on rental revenue for the six months ended March 31, 1998 and 1999 was reduced by $7.9 million and $7.3 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.3 million, or 11.4%, from $64.0 million in the six months ended March 31, 1998 to $71.3 million in the six months ended March 31, 1999. The increase was due primarily to the Company's growth resulting from the acquisition of Visual Action, as well as to normal inflationary increases and expenses relating to the restructuring of the audio visual businesses. During the fiscal quarter ended March 31, 1999, the Company recorded additional charges approximating $1.7 million, including an increase in the allowance for doubtful accounts, associated with the Company's consolidation of audio visual outsourcing operations in Chicago. In addition, in connection with such consolidation, and as part of the Company's periodic review of the purchase accounting accruals, approximately $1.7 million of aggregate liabilities established in connection with certain acquisitions completed in fiscal 1996 and 1997 were identified as excess and reversed. Selling, general and administrative expenses, as a percentage of total revenue, decreased from 20.7% during the six months ended March 31, 1998 to 19.6% in the six months ended March 31, 1999 due to the continuing impact of the Company's cost containment efforts.

Restructuring Charge. During the six months ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $3.8 million in connection with the integration of various acquisitions, primarily in the audio visual services businesses. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce, and $1.0 million related to lease termination costs and the write off of leasehold improvements of vacated facilities.

Depreciation and amortization. Depreciation and amortization expense for the six months ended March 31, 1999 was $14.0 million, an increase of $4.9 million from the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $3.3 million. Amortization expense increased $1.6 million resulting primarily from increased goodwill.

Equity in Income of Affiliated Company. In November, 1998, the Company acquired a minority interest in Visual Action through open market purchases resulting in the equity in income reflected for the six months ended March 31, 1998. The Company began consolidating the financial results of Visual Action as of December 1, 1997.

Interest expense, net. Interest expense, net increased by $6.2 million due to higher average outstanding indebtedness previously incurred to finance acquisitions as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 40% for the six months ended March 31, 1998 and 1999.

Extraordinary Charge on Early Extinguishment of Debt. In connection with the acquisition of Visual Action, the Company entered into a new credit facility in October, 1997. As a result, during the six months ended March 31, 1998, the Company wrote off approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to its former bank facilities.

Net income (loss). The Company realized a net loss of $2.3 million in the six months ended March 31, 1999 compared to a net income of $3.3 million in the six months ended March 31, 1998. The basic and diluted loss per common share for the six months ended March 31, 1999 was $0.10 as compared with earnings per common share of $0.14 for the comparable period in fiscal 1998. Earnings per common share before the extraordinary charge would have been $0.17 for the six months ended March 31, 1998.


Three months Ended March 31, 1999 Compared to Three months Ended March 31, 1998

Revenue. Revenue increased $16.3 million, or 8.7%, from $187.4 million in the three months ended March 31, 1998 to $203.7 million in the three months ended March 31, 1999 primarily due to organic growth. Service revenue from the Company's Communications division increased approximately $23.4 million, or 37.2%, mainly in the United Kingdom and domestic markets. Rental revenue of $126.4 million for the three months ended March 31, 1999 was comparable with the rental revenue reported for the three months ended March 31, 1998, after giving effect to $4.9 million of revenue generated by the Company's U.K.-based Blitz Communications staging division during the three months ended March 31, 1998. Such division was sold as of April, 1998.

Gross profit. Total gross profit was $56.8 million in the three months ended March 31, 1998 and 1999. Gross profit of $2.4 million contributed by the Company's Blitz Communications division, sold as of April, 1998, was offset by gross margin achieved on increased revenue. As a percentage of service revenue, the gross profit margin decreased from 33.7% in the three months ended March 31, 1998 to 31.2% in the three months ended March 31, 1999 as the increased revenue from operations in the United Kingdom generated lower margins, in addition to the specific production requirements of the contracts completed during the period. Gross profit as a percentage of rental revenue decreased to 23.6% for the three months ended March 31, 1999 from 28.1% reported for the prior year's comparable quarter. The decrease in the gross margin of the audio visual services group is attributable to higher payments made to participating hotels based on commission rate increases. Increases in audio visual equipment rental costs also impacted the gross margin. Gross profit on rental revenue for the three months ended March 31, 1998 and 1999 was reduced by $5.5 million and $3.7 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million, or 2.6%, from $34.3 million in the three months ended March 31, 1998 to $35.2 million in the three months ended March 31, 1999. The increase was due primarily to the Company's growth resulting from the acquisition of Visual Action, as well as to normal inflationary increases and expenses relating to the restructuring of the audio visual businesses. During the fiscal quarter ended March 31, 1999, the Company recorded additional charges approximating $1.7 million, including an increase in the allowance for doubtful accounts, associated with the Company's consolidation of audio visual outsourcing operations in Chicago. In addition, in connection with such consolidation, and as part of the Company's periodic review of the purchase accounting accruals, approximately $1.7 million of aggregate liabilities established in connection with certain acquisitions completed in fiscal 1996 and 1997 were identified as excess and reversed. Selling, general and administrative expenses, as a percentage of total revenue, decreased from 18.3% during the three months ended March 31, 1998 to 17.3% in the three months ended March 31, 1999.

Restructuring Charge. During the three months ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $3.8 million in connection with the integration of various acquisitions, primarily in the audio visual services businesses. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce, and $1.0 million related to lease termination costs and the write off of leasehold improvements of vacated facilities.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 1999 was $6.8 million, an increase of $1.4 million from the corresponding period in the prior year. The impact of owning property and equipment acquired through acquisitions for the whole period and the continued investment in information technology resulted in increased depreciation expense of $1.2 million. Amortization expense increased $0.2 million resulting primarily from increased goodwill.

Interest expense, net. Interest expense, net increased by $1.6 million due to higher average outstanding indebtedness previously incurred to finance acquisitions as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 40% for the three months ended March 31, 1999 and 1998.

Net income. Net income was $3.7 million in the three months ended March 31, 1999 compared to net income of $3.8 million in the three months ended March 31, 1998. Basic and diluted earnings per common share was $0.16 for the three months ended March 31, 1999 and 1998. Earnings per common share before the pre-tax restructuring charge would have been $0.26 for the three months ended March 31, 1998.

Liquidity and Capital Resources

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit Agreement") which was utilized in connection with the acquisition of Visual Action. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million, in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. The Company incurred approximately $4.8 million of debt issuance fees in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement, which is approximately six years.

In May, 1998, the Company repaid approximately $26 million under the Term Facility thereby permanently reducing availability thereunder by such amount. In December, 1998, the terms of the Revolving Facility were amended to reduce the aggregate availability thereunder from $300 million to $250 million, to amend certain financial covenants contained therein and to increase the interest rate on amounts outstanding under the Credit Agreement. Fees of approximately $1.2 million were incurred in connection with the amendments made to the Credit Agreement in December, 1998. Such fees will be amortized over the remaining term of the Credit Agreement. As of May 7, 1999, the Company had approximately $419.5 million outstanding under the Credit Agreement. Cash on hand as of such date was $4.0 million.

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

Principal on the Term Facility is payable in quarterly installments beginning on December 31, 1998 with the final scheduled payment due on September 30, 2003 Subject to reductions in such quarterly installments for prepayments made under the Term Facility, at present, the Company will be required to repay an aggregate of: (i) $22.4 million in fiscal 1999, (ii) $33.6 million in fiscal 2000, (iii) $44.8 million in fiscal 2001, (iv) $56 million in fiscal 2002 and
(v) $67.8 million in fiscal 2003. The Company is permitted and intends to draw on the Revolving Facility to make certain of the above payments.

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

Due to delays in the sale of certain non-core assets and subject to future operating results, the Company may be unable to comply with certain Credit Agreement covenants which become more restrictive as of June 30, 1999, the end of the Company's third fiscal quarter. Management will be discussing appropriate waivers or amendments to the Credit Agreement with its bankers to remain in compliance for the balance of the fiscal year. Failure to remain in compliance could result in the debt being classified as a current liability. Management believes that any necessary amendments to the covenants can be negotiated. However, there can be no assurance that such amendments or waivers will be obtained. In addition, the Company has engaged Salomon Smith Barney as its financial advisor to assist in assessing strategic alternatives.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the six months ended March 31, 1999 and 1998:

                                              Six months Ended March 31,
                                             1999                       1998

Net cash provided by (used in):

       Operating activities               $   (3,844)               $     2,906
       Investing activities                  (27,092)                  (317,472)
       Financing activities                   24,422                    315,218

For the six months ended March 31, 1999, $3.8 million was used in operating activities. The net loss adjusted for depreciation and amortization provided $19.0 million. The net change in working capital used $22.8 million, with decreases in accrued expenses and other liabilities and taxes payable, an increase in accounts receivable, deferred charges, prepaid expenses and other assets, offset by increases in accounts payable and deferred income. Cash used in investing activities was $27.1 million due to property and equipment purchases and acquisition-related expenditures. Financing activities provided $24.4 million, of which was $104.5 million was drawn under the Company's Credit Agreement, offset by debt repayments of $78.8 million. In addition, debt issuance fees of $1.2 million were paid in connection with the amendments made to the Credit Agreement in December, 1998.

For the six months ended March 31, 1998, $2.9 million was provided by operating activities. The net income adjusted for depreciation and amortization and the extraordinary and restructuring charges provide $23.5 million. The net change in working capital used $20.6 million, with an increase in deferred income and accrued expenses and other liabilities, which was more than offset by increases in accounts receivable, deferred charges, prepaid expenses and other assets, and a decrease in trade accounts payable. Investing activities required $317.5 million due to acquisition-related expenditures and property and equipment additions. Financing activities provided $315.2 million in the six months ended March 31, 1998, of which $600.0 million was provided by drawings under the Company's existing credit facilities, offset by repayments of $285.3 million. In addition, the Company received $0.5 million from the exercise of employee stock options.

Capital expenditures were $21.5 million and $25.7 million during the six months ended March 31, 1999 and 1998, respectively. During the six months ended March 31, 1998, the majority of the capital expenditures related to the purchase of audio visual equipment needed to support the Company's expanded audio visual businesses, as well as the continued investment in information technology. During the six months ended March 31, 1999, the purchase of audio visual equipment used in operations comprised the major portion of capital expenditures.

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

                                    PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 25, 1999, a purported shareholder class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and one of its directors. The Complaint claims that defendants misrepresented the Company's ability to integrate various companies it was acquiring and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. Plaintiffs seek unspecified money damages, plus costs and expenses, including attorneys' fees and expert fees. The Company believes it has meritorious defenses to this action and intends to defend the lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES

(a)  Not Applicable

(b)  Not Applicable

(c) The Company issued and sold the following unregistered securities during the three months ended March 31, 1999:

     In March, 1999, the Company issued to C. Anthony Wainwright, a Director of the Company, 1,688 shares of Common Stock at a price per share of $7.40625 pursuant to the Company's Non-Employee Directors' Stock Plan (the "Plan"). Pursuant to the Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by $7.40625 (the average of the high and low sales price per share of the Common Stock on the anniversary date of Mr. Wainwright's appointment to the Board of Directors (March 24, 1997)).

     There were no underwriters employed in connection with the transaction set forth above.

     The transaction described above was effected in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, on the basis that such transaction did not involve any public offering. The recipient of securities in such transaction represented his intention to acquire the securities for investment only and not with a view to sell or offer for sale the securities in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction.

(d)  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Annual Meeting of Stockholders
     Date held:  March 16, 1999

(b)  Directors elected:

     Errol M. Cook
     Raymond S. Ingleby
     Bryan D. Langton
     Sidney Lapidus
     David E. Libowitz
     Christopher A. Sinclair
     C. Anthony Wainwright

(c)  Matters Voted Upon:

       1. Election of Directors

          Nominee                                Votes For        Votes Withheld
          -------                                ---------        --------------

          Errol M. Cook                         21,306,579             501,551
          Raymond S. Ingleby                    21,302,679             505,451
          Bryan D. Langton                      21,305,639             502,491
          Sidney Lapidus                        21,306,839             501,291
          David E. Libowitz                     21,306,939             501,191
          Christopher A. Sinclair               21,307,189             500,941
          C. Anthony Wainwright                 21,305,779             502,351

       2. Amendment to the Company's 1996 Stock Option Plan to (i) Increase Number of Shares of Common Stock Available for Grant from 1,928,000 Shares to 2,500,000 Shares and to Increase the Number of Awards that an Employee Receive in any Fiscal Year from 200,000 to 750,000

          Votes for:                            17,935,395
          Votes against:                         3,842,920
          Votes abstaining:                         29,815
          Broker non-votes:                              0

       3. Ratification and approval of the grant to Christopher A. Sinclair of options to purchase an aggregate of 600,000 shares of the Company's Common Stock

          Votes for:                            17,906,604
          Votes against:                         3,369,701
          Votes abstaining:                        531,825
          Broker non-votes:                              0

       4. Approval and Ratification of Appointment of Ernst & Young LLP as Independent Auditors for the Fiscal Year Ending September 30, 1999

          Votes for:                            21,759,487
          Votes against:                            32,093
          Votes abstaining:                         16,550

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

              3.3        Third Amended and Restated By-Laws of the Company.
                         (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1998 and incorporated herein by reference).

             10.1 Caribiner International, Inc. 1996 Stock Option Plan, as amended.

             27.1        Financial Data Schedule.


(b) Reports on Form 8-K:

       None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CARIBINER INTERNATIONAL, INC.
                                 (Registrant)

Date:  May 14, 1999

                                       By: /s/ Robert F. Burlinson
                                       ---------------------------

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

3.3       Third  Amended and  Restated  By-Laws of the  Company.  (filed as
          Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1998 and incorporated herein by reference).

10.1      Caribiner International, Inc. 1996 Stock Option Plan, as amended.

27.1      Financial Data Schedule.
