Form 10-Q
period 1999-06-30
CARIBINER INTERNATIONAL INC
filed 1999-08-13
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER: 1-14234


                          Caribiner International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-3466655
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


               16 West 61st Street, New York, NY            10023
            ----------------------------------------      ---------
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

                                 Yes [X]   No [ ]

The registrant had 23,696,732 shares of Common Stock (par value $0.01 per share) outstanding as of August 9, 1999.

                                                       INDEX

PART I.  Financial Information
         Item 1.   Financial Statements (Unaudited)

                   Review Report of Independent Accountants....................................   2

                   Consolidated Balance Sheets as of
                   June 30, 1999 and September 30, 1998........................................   3

                   Consolidated Statements of Operations for
                   the nine months ended June 30, 1999 and 1998................................   4

                   Consolidated Statements of Operations for
                   the three months ended June 30, 1999 and 1998...............................   5

                   Consolidated Statements of Cash Flows for
                   the nine months ended June 30, 1999 and 1998................................   6

                   Consolidated Statement of Changes in Stockholders' Equity for the
                   nine months ended June 30, 1999 and 1998....................................   7

                   Notes to Consolidated Financial Statements..................................   8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and
                   Results of Operations.......................................................  10

                   PART II. Other Information

         Item 1.   Legal Proceedings...........................................................  14

         Item 2.   Changes in Securities.......................................................  14

         Item 6.   Exhibits and Reports on Form 8-K............................................  14

SIGNATURES.....................................................................................  15

Review Report of Independent Accountants

Stockholders and Board of Directors Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of June 30, 1999, and the related consolidated statements of operations for the three and nine months ended June 30, 1999 and 1998, the consolidated statement of changes in stockholders' equity for the nine months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



                                              /s/ Ernst & Young LLP
                                              ---------------------------------

New York, New York
August 11, 1999

                          Caribiner International, Inc.
                           Consolidated Balance Sheets


                                                                     June 30,          September 30,
                                                                       1999                1998
ASSETS                                                             (unaudited)           (audited)
                                                                   -----------         -------------
                                                                         (amounts in thousands)
Current Assets:

Cash and cash equivalents                                          $   14,421           $    15,117
Trade accounts receivable - net of allowance for doubtful
      accounts of $3,484 and $2,150 at June 30, 1999 and
      September 30, 1998, respectively                                113,527               124,936
Deferred charges                                                       14,400                12,923
Prepaid expenses and other current assets                              14,038                11,610
Assets held for sale                                                    4,900                    --
                                                                   ----------           -----------

      Total Current Assets                                            161,286               164,586

Property and equipment - net                                          108,781                98,070
Goodwill - net                                                        410,090               419,581
Taxes receivable                                                       13,283                 4,479
Other assets                                                           15,772                11,233
                                                                   ----------           -----------

      TOTAL ASSETS                                                 $  709,212           $   697,949
                                                                   ==========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt                                  $      179           $     1,000
Trade accounts payable                                                 22,368                23,739
Accrued expenses and other current liabilities                         32,399                42,294
Accrued production costs                                               16,231                25,331
Deferred income                                                        20,609                18,093
                                                                   ----------           -----------

      Total Current Liabilities                                        91,786               110,457

Long-term debt                                                        437,192               396,240
Deferred income                                                         8,624                 8,409
Other liabilities                                                      12,067                 7,068
                                                                   ----------           -----------

      TOTAL LIABILITIES                                               549,669               522,174

Stockholders' Equity:

Preferred stock, $0.01 par value:
      2,000 shares authorized, none issued and outstanding at
      June 30, 1999 and September 30, 1998, respectively                   --                    --
Common stock, $0.01 par value:
      40,000 voting shares authorized, 23,697 and 23,689 shares
      issued and outstanding at June 30, 1999 and September 30,
      1998, respectively                                                  236                   236
Additional paid-in capital                                            167,676               167,608
Accumulated other comprehensive income                                 (5,808)               (3,714)
Retained (deficit) earnings                                            (2,561)               11,645
                                                                   -----------          -----------

      TOTAL STOCKHOLDERS' EQUITY                                      159,543               175,775
                                                                   ----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  709,212           $   697,949
                                                                   ==========           ===========

See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Operations
                            For the Nine Months Ended
                                   (unaudited)

                                                                                June 30,
                                                                       1999                1998
                                                                   ----------           -----------
                                                                        (amounts in thousands)
Service revenue                                                    $  218,688           $   204,853
Rental revenue                                                        357,928               316,232
Intercompany eliminations                                             (20,576)               (8,360)
                                                                   ----------           -----------

Total revenue                                                         556,040               512,725

Cost of service revenue                                               150,945               138,600
Cost of rental revenue                                                277,439               231,585
Intercompany eliminations                                             (20,576)               (8,360)
                                                                   ----------           -----------

Total cost of revenue                                                 407,808               361,825
                                                                   ----------           -----------

Gross profit                                                          148,232               150,900

Operating expenses:

      Selling, general and administrative expenses                    107,216                99,445
      Loss on disposal of assets                                       16,500                    --
      Restructuring charge                                                 --                 3,828
      Depreciation and amortization                                    20,616                15,123
                                                                   ----------           -----------

Total operating expenses                                              144,332               118,396

Equity in income of affiliated company                                     --                   688
                                                                   ----------           -----------

Operating income                                                        3,900                33,192

Interest expense, net                                                  25,103                16,963
                                                                   ----------           -----------

(Loss) income before taxes and extraordinary charge                   (21,203)               16,229

Benefit (provision) for taxes                                           6,997                (6,501)
                                                                   ----------           -----------

(Loss) income before extraordinary charge                             (14,206)                9,728

Extraordinary charge on early extinguishment of
      debt (net of income taxes of $403)                                   --                   605
                                                                   ----------           -----------

Net (loss) income                                                  $  (14,206)          $     9,123
                                                                   ==========           ===========

Basic and diluted (loss) earnings per common share:

(Loss) income before extraordinary charge                          $    (0.60)          $      0.41

Extraordinary charge                                                       --                 (0.02)
                                                                   ----------           -----------

Net (loss) income per common share                                 $    (0.60)          $      0.39
                                                                   ==========           ===========


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Operations
                           For the Three Months Ended
                                   (unaudited)

                                                                                June 30,
                                                                      1999                1998
                                                                   ----------           -----------
                                                                         (amounts in thousands)
Service revenue                                                    $   79,109           $    85,734
Rental revenue                                                        119,808               120,823
Intercompany eliminations                                              (6,556)               (3,659)
                                                                  -----------           -----------

Total revenue                                                         192,361               202,898

Cost of service revenue                                                56,087                58,985
Cost of rental revenue                                                 92,098                89,241
Intercompany eliminations                                              (6,556)               (3,659)
                                                                   ----------          ------------

Total cost of revenue                                                 141,629               144,567
                                                                   ----------          ------------

Gross profit                                                           50,732                58,331

Operating expenses:

      Selling, general and administrative expenses                     35,899                35,454
      Loss on disposal of assets                                       16,500                    --
      Depreciation and amortization                                     6,628                 6,075
                                                                   ----------           -----------

Total operating expenses                                               59,027                41,529
                                                                   ----------           -----------

Operating (loss) income                                                (8,295)               16,802

Interest expense, net                                                   8,995                 7,059
                                                                   ----------           -----------

(Loss) income before taxes                                            (17,290)                9,743

Benefit (provision) for taxes                                           5,431                (3,907)
                                                                   ----------           ------------

Net (loss) income                                                  $  (11,859)          $     5,836
                                                                   ===========          ===========


Basic and diluted (loss) earnings per common share:                $    (0.50)          $      0.25
                                                                   ==========           ===========



See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Cash Flows
                            For the Nine Months Ended
                                   (unaudited)

                                                                                       June 30,
                                                                               1999                 1998
                                                                            ----------           -----------
                                                                                (amounts in thousands)
Cash flows from operating activities:
       Net (loss) income                                                    $  (14,206)          $     9,123

       Adjustments to reconcile net (loss) income to net cash provided by operating activities:

              Depreciation and amortization                                     32,299                26,886
              Loss on disposition of assets                                     16,500                    --
              Extraordinary charge (net of tax) for refinancing debt                --                   605
              Restructuring charge, net of cash payments                            --                 1,435

       Change in assets and liabilities, net of amounts acquired:

              Decrease (increase) in trade accounts receivable                   5,092               (22,307)
              Increase in deferred charges                                      (3,552)               (6,358)
              Increase in prepaid expenses and
                other current assets                                            (5,160)               (2,027)
              Increase in other assets                                          (3,440)               (3,613)
              Decrease in trade accounts payable                                  (215)               (7,145)
              Increase in deferred income                                        3,137                 7,422
              (Decrease) increase in accrued expenses and
                 other liabilities                                             (17,635)                6,103
              Decrease in taxes payable                                         (9,149)                   --
                                                                            ----------           -----------
       Net cash provided by operating activities                                 3,671                10,124
                                                                            ----------           -----------

Cash flow used in investing activities:

              Purchase of property and equipment                               (35,568)              (39,960)
              Net proceeds from disposition of business                             --                25,637
              Acquisition of intangibles and businesses, net of
                 cash acquired                                                  (8,128)             (298,909)
                                                                            ----------           -----------

       Net cash used in investing activities                                   (43,696)             (313,232)
                                                                            ----------           -----------

Cash flow provided by financing activities:

              Proceeds from exercise of stock options                               --                   667
              Repayments of long-term debt                                    (112,828)             (408,728)
              Proceeds from long-term debt                                     153,350               725,300
              Payment of debt issuance fees                                     (1,231)               (4,022)
                                                                            ----------           -----------

       Net cash provided by financing activities                                39,291               313,217
                                                                            ----------           -----------

Translation effect on cash and cash equivalents                                     38                    85

Net (decrease) increase in cash                                                   (696)               10,194
Cash and cash equivalents, beginning of period                                  15,117                10,253
                                                                            ----------           -----------

Cash and cash equivalents, end of period                                    $   14,421           $    20,447
                                                                            ==========           ===========

Supplemental disclosure of cash flow information:

                    Interest paid                                              $23,539           $    14,430
                                                                            ==========           ===========

                    Income taxes paid                                       $    1,226           $     4,967
                                                                            ==========           ===========


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                For the Nine Months Ended June 30, 1999 and 1998
                                   (unaudited)
                             (amounts in thousands)

                                                                                                 Accumulated
                                                    Common Stock        Additional  Retained        Other             Total
                                                  -----------------      Paid-in     Earnings   Comprehensive     Stockholders'
                                                  Shares      Amount     Capital    (Deficit)       Income           Equity
                                                  ------      ------    ----------  ---------   -------------     -------------
For the nine months ended June 30, 1999:

Balance at September 30, 1998                     23,689      $ 236     $  167,608   $ 11,645      $(3,714)         $175,775

Net loss                                              --         --             --    (14,206)          --           (14,206)

Foreign currency translation adjustment               --         --             --         --       (2,094)           (2,094)
                                                                                                                    --------

Other comprehensive (loss)                            --         --             --         --           --           (16,300)

Issuance of common stock                               8          *             68         --           --                68
                                                  ------      -----     ----------   --------      -------          --------

Balance at June 30, 1999                          23,697      $ 236     $  167,676   $ (2,561)     $(5,808)         $159,543
                                                  ======      =====     ==========   =========     =======          ========



For the nine months ended June 30, 1998:

Balance at September 30, 1997                     23,417      $ 234     $  159,874   $ 11,315      $    11          $171,434

Net income                                            --         --             --      9,123           --             9,123

Foreign currency translation adjustment               --         --             --         --         (507)             (507)
                                                                                                                    --------

Other comprehensive income                            --         --             --         --           --             8,616

Issuance of common stock                             218          2          7,134         --           --             7,136
                                                  ------      -----     ----------   --------      -------          --------

Balance at June 30, 1998                          23,635      $ 236     $  167,008   $ 20,438      $  (496)         $187,186
                                                  ======      =====     ==========   ========      =======          ========


*Amount less than $1 thousand

See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.  Interim Financial Information

    The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 1999.

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

    Certain reclassifications have been made to the consolidated statement of operations for the three and nine months ended June 30, 1998 and the balance sheet at September 30, 1998 to conform to the current period's presentation.

2.  Business Acquisitions/Dispositions

    In fiscal 1996 and 1997, the Company acquired several companies engaged in providing audio-visual equipment rentals, sales and related staging services such as Total Audio Visual Services, Video Supply Company, Inc. d/b/a Projexions Video Supply, Blumberg Communications Inc., D&D Enterprises, Inc. d/b/a Show Solutions and Bauer Audio Visual, Inc. These acquisitions were accounted for using the purchase method of accounting. During the fiscal quarter ended March 31, 1999, in connection with the Company's consolidation of hotel audio visual outsourcing operations in Chicago, and as part of the Company's periodic review of the purchase accounting accruals, approximately $1.7 million of liabilities established in connection with the above acquisitions were identified as excess and reversed. Additionally, during the fiscal quarter ended March 31, 1999, the Company recorded additional charges approximating $1.7 million, including an increase in the allowance for doubtful accounts, associated with consolidating the hotel audio visual operations in Chicago.

    In August, 1999, the Company will dispose of the net assets of its design and installation business. The anticipated loss from the pending disposition of such net assets is approximately $16.5 million. Net cash proceeds of approximately $2.0-$3.0 million are expected upon disposition. This transaction has been reflected in the accompanying financial statements as of June 30, 1999.

3.  Debt

    On July 30, 1999, the Company obtained an amendment to the Credit Agreement which, among other things, waived compliance with certain financial covenants contained therein through March 30, 2000.

    The Company believes it necessary to take actions to reduce its indebtedness under the Credit Agreement by up to $100 million which, if achieved would, based upon current forecasts, allow it to remain in compliance with its financial covenants through the period ended June 30, 2000. In connection therewith, the Company's financial advisor, Salomon Smith Barney, is actively assisting in assessing strategic alternatives. Management believes that it will be able to complete such actions before March 30, 2000; however, there can be no assurances that such actions will be completed in such time or, if completed, provide the funds required. In such case, the Company would seek additional amendments or waivers to ensure compliance with the terms and conditions of the Credit Agreement. However, there can be no assurances that such amendments or waivers would be entered into or granted. Amounts payable under the terms of the Credit Agreement are classified as long-term in the accompanying balance sheet.

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

5.  Earnings Per Common Share

    A reconciliation of the number of shares used for the calculation of basic and diluted earnings per common share is as follows (in thousands):


                                              Three Months Ended June 30,         Nine Months Ended June 30,
                                                1999               1998               1999         1998
                                               ------             ------             ------       ------
Weighted average number of common
  shares outstanding                           23,697             23,610             23,695       23,542
Effect of stock options                            --                 86                 --          152
                                               ------             ------             ------       ------

Weighted average number of common
  shares outstanding, including
  effect of dilutive securities                23,697             23,696             23,695       23,694
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

Results of Operations

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

Revenue. Revenue increased $43.3 million, or 8.4%, from $512.7 million in the nine months ended June 30, 1998 to $556.0 million in the nine months ended June 30, 1999. Rental revenue increased $41.7 million, or 13.2%, (before intercompany eliminations) primarily due to the Company's acquisition of Visual Action Holdings, Ltd. ("Visual Action") in December, 1997. Strong organic growth in the Company's hotel audio visual services division, increased local market penetration from the rental services division and consistent solid results from the staging and meeting services division contributed to the overall revenue growth. Service revenue increased $13.8 million, or 6.8%, in the nine months ended June 30, 1999 from $204.9 million in the nine months ended June 30, 1998 due to increased business activity in the United States and United Kingdom.

Gross profit. Total gross profit decreased $2.7 million, or 1.8%, from $150.9 million in the nine months ended June 30, 1998 to $148.2 million in the comparable period of 1999. As a percentage of service revenue, the gross profit margin decreased from 32.3% in the nine months ended June 30, 1998 to 31.0% in the nine months ended June 30, 1999. The decreased gross profit margin was due to the specific production requirements of the contracts completed during the period, as well as to the impact of lower margins achieved on the increased sales volume in 1999 from the United Kingdom market. Gross profit as a percentage of rental revenue decreased to 22.5% in the nine months ended June 30, 1999 from 26.8% in the prior year's comparable period due to commission rate increases, as well as increased costs relating to the rental of audio visual equipment used in operations. Gross profit on rental revenue for the nine months ended June 30, 1998 and 1999 was reduced by $11.8 million and $11.7 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.8 million, or 7.8%, from $99.4 million in the nine months ended June 30, 1998 to $107.2 million in the nine months ended June 30, 1999. The increase was due primarily to the Company's growth from acquisitions, as well as to normal inflationary increases and expenses relating to the restructuring of the audio visual services businesses. During the fiscal quarter ended March 31, 1999, the Company recorded additional charges approximating $1.7 million, including an increase in the allowance for doubtful accounts, associated with the Company's consolidation of the hotel audio visual outsourcing operations in Chicago. In addition, in connection with such consolidation, and as part of the Company's periodic review of the purchase accounting accruals, approximately $1.7 million of aggregate liabilities established in connection with certain acquisitions completed in fiscal 1996 and 1997 were identified as excess and reversed. Selling, general and administrative expenses, as a percentage of total revenue, was approximately 19.0% during the nine months ended June 30, 1999 and 1998.

Loss on disposition of assets. The Company recorded a provision of $16.5 million to reflect an anticipated loss from the pending disposition of its design and installation business headquartered in Atlanta. Net cash proceeds of approximately $2.0-$3.0 million are expected upon disposition. This transaction has been reflected in the accompanying financial statements as of June 30, 1999.

Restructuring Charge. During the nine months ended June 30, 1998, the Company recorded a pre-tax restructuring charge of

$3.8 million in connection with the integration of various acquisitions, primarily in the audio visual services businesses. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce, and $1.0 million related to lease termination costs and the write off of leasehold improvements of vacated facilities.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended June 30, 1999 was $20.6 million, an increase of $5.5 million from the corresponding period in the prior year. Property and equipment acquired through acquisitions and the continued investment in information technology resulted in increased depreciation expense of $3.8 million. Amortization expense increased $1.7 million resulting primarily from increased goodwill.

Equity in Income of Affiliated Company. In November, 1997, the Company acquired a minority interest in Visual Action through open market purchases resulting in the equity in income reflected for the nine months ended June 30, 1998. The Company began consolidating the financial results of Visual Action as of December 1, 1997.

Interest expense, net. Interest expense, net increased by $8.1 million due to higher average outstanding indebtedness as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 33.0% and 40.0% for the nine months ended June 30, 1999 and 1998, respectively. Excluding the effect of the loss on the disposition of assets described above, the effective tax rate would have been 40.0% for the nine months ended June 30, 1999.

Extraordinary Charge on Early Extinguishment of Debt. In connection with the acquisition of Visual Action, the Company entered into a new credit facility in October, 1997. As a result, during the nine months ended June 30, 1998, the Company wrote off approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to its former bank facilities.

Net (loss) income. The Company realized a net loss of $14.2 million in the nine months ended June 30, 1999 compared to net income of $9.1 million in the nine months ended June 30, 1998. The basic and diluted loss per common share for the nine months ended June 30, 1999 was $0.60 as compared with earnings per common share of $0.39 for the comparable period in fiscal 1998. The net loss for the nine months ended June 30, 1999 excluding the effect of the loss on the disposition of assets would have been $2.8 million, or a net loss per share of $0.12. Included in the loss from operations is a net loss of $1.7 million ($0.07 loss per share) for the nine months ended June 30, 1999 from the Company's design and installation business. Earnings per common share before the extraordinary charge would have been 0.41 for the nine months ended
June 30, 1998.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenue. Revenue decreased $10.5 million, or 5.2%, from $202.9 million in the three months ended June 30, 1998 to $192.4 million in the three months ended June 30, 1999. Service revenue from the Company's communications division decreased approximately $6.6 million (before intercompany eliminations), or 7.7%, principally in the United Kingdom. Rental revenue of $119.8 million for the three months ended June 30, 1999 was $1.0 million (before intercompany eliminations) less than the rental revenue reported for the three months ended June 30, 1998.

Gross profit. Total gross profit decreased from $58.3 million in the three months ended June 30, 1998 to $50.7 million in the three months ended June 30, 1999. As a percentage of service revenue, the gross profit margin decreased from 31.2% in the three months ended June 30, 1998 to 29.1% in the three months ended June 30, 1999, due to the specific production requirements of the contracts completed during the period. Gross profit as a percentage of rental revenue decreased to 23.1% for the three months ended June 30, 1999 from 26.1% reported for the prior year's comparable quarter. The decrease in the gross margin of the audio visual services group is attributable to commission rate increases. Increases in audio visual equipment rental costs also impacted the gross margin. Gross profit on rental revenue for the three months ended June 30, 1998 and 1999 was reduced by $3.9 million and $4.3 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.4 million, or 1.3%, from $35.5 million in the three months ended June 30, 1998 to $35.9 million in the three months ended June 30, 1999. The increase was due primarily to normal inflationary increases and expenses relating to the restructuring of the audio visual businesses. Selling, general and administrative expenses, as a percentage of total revenue, increased from 17.5% during the three months ended June 30, 1998 to 18.7% in the three months ended June 30, 1999.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 1999 was $6.6 million, an increase of $0.6 million from the corresponding period in the prior year. The impact of owning property and equipment acquired through acquisitions for the whole period and the continued investment in information technology resulted in increased depreciation expense of $0.5 million. Amortization expense increased $0.1 million resulting primarily from increased goodwill.

Interest expense, net. Interest expense, net increased by $1.9 million due to higher average outstanding indebtedness as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 31.4% and 40.0% for the three months ended June 30, 1999 and 1998, respectively. Excluding the effect of the loss on the disposition of assets described above, the effective tax rate would have been 40.0% for the three months ended June 30, 1999.

Net (loss) income. The Company incurred a net loss of $11.9 million, or a $0.50 loss per share, in the three months ended June 30, 1999 compared to net income of $5.8 million in the three months ended June 30, 1998, or $0.25 income per share. The Company realized a net loss from operations of $0.5 million, equal to a loss of $0.02 per share. Included in the loss from operations is a net loss for the quarter of $540,000 ($0.02 loss per share) from the Company's design and installation business. The disposition of the Company's design and installation business increased the total reported net loss for the quarter by $11.4 million (equal to $0.48 loss per share) to $11.9 million (equal to $0.50 loss per share.)

Liquidity and Capital Resources

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million permanently reducing six year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit Agreement") which was fully utilized in connection with the acquisition of Visual Action. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million, in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities.

In May, 1998, the Company repaid approximately $26 million under the Term Facility thereby permanently reducing availability thereunder by such amount. In December, 1998, the terms of the Revolving Facility were amended to reduce the aggregate availability thereunder from $300 million to $250 million, to amend certain financial covenants contained therein and to increase the interest rate on amounts outstanding under the Credit Agreement. As of August 10, 1999, the Company had approximately $430.3 million outstanding under the Credit
Agreement, of which $223.1 million is outstanding under the Revolving Facility. Cash on hand as of such date was $6.7 million.

On July 30, 1999, the Company obtained an amendment to the Credit Agreement which, among other things, waived compliance with certain financial covenants contained therein through March 30, 2000.

The Company believes it necessary to take actions to reduce its indebtedness under the Credit Agreement by up to $100 million which, if achieved would, based upon current forecasts, allow it to remain in compliance with its financial covenants through the period ended June 30, 2000. In connection therewith, the Company's financial advisor, Salomon Smith Barney, is actively assisting in assessing strategic alternatives. Management believes that it will be able to complete such actions before March 30, 2000; however, there can be no assurances that such actions will be completed in such time or, if completed, provide the funds required. In such case, the Company would seek additional amendments or waivers to ensure compliance with the terms and conditions of the Credit Agreement. However, there can be no assurances that such amendments or waivers would be entered into or granted. Amounts payable under the terms of the Credit Agreement are classified as long-term in the accompanying balance sheet.

The maturity date of each of the Term Facility and the Revolving Facility is September 30, 2003. Interest on outstanding amounts under the Credit Agreement is payable quarterly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The interest rate on the Credit Agreement is presently LIBOR plus 3.25%.

Principal on the Term Facility is payable in quarterly installments beginning on December 31, 1998 with the final scheduled payment due on September 30, 2003. Subject to reductions in such quarterly installments for prepayments made under the Term Facility, at present, the Company will be required to repay an aggregate of: (i) $22.4 million in fiscal 1999 (of which approximately $16.8 million has been repaid through June 30, 1999), (ii) $33.6 million in fiscal 2000, (iii) $44.8 million in fiscal 2001, (iv) $56 million in fiscal 2002 and
(v) $67.8 million in fiscal 2003. The Company is permitted and intends to draw on the Revolving Facility to make certain of the above payments.

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

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the nine months ended June 30, 1999 and 1998 (amounts in thousands):

                                                    Nine months Ended June 30,
                                                    --------------------------
                                                      1999              1998
                                                    --------         ---------
Net cash provided by (used in):
     Operating activities                           $  3,671         $  10,124
     Investing activities                            (43,696)         (313,232)
     Financing activities                             39,291           313,217

For the nine months ended June 30, 1999, $3.7 million was provided by operating activities. The net loss adjusted for depreciation and amortization and the loss on disposition of assets provided $34.6 million. The net change in working capital used $30.9 million, with decreases in accrued expenses and other liabilities and increases in deferred charges, prepaid expenses and other assets, offset by decreases in accounts receivable and increases in deferred income. Cash used in investing activities was $43.7 million due to property and equipment purchases and acquisition-related expenditures. Financing activities provided $39.3 million, of which $112.8 million was drawn under the Company's Credit Agreement, offset by debt repayments of $153.4 million. In addition, debt issuance fees of $1.2 million were paid in connection with the amendments made to the Credit Agreement in December, 1998.

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

Capital expenditures were $35.6 million and $40.0 million during the nine months ended June 30, 1999 and 1998, respectively. During the nine months ended June 30, 1998, the majority of the capital expenditures related to the purchase of audio visual equipment needed to support the Company's expanded audio visual businesses, as well as the continued investment in information technology. During the nine months ended June 30, 1999, the purchase of audio visual equipment used in operations comprised the major portion of capital expenditures.

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

ITEM 2. CHANGES IN SECURITIES

(a) Not Applicable

(b) Not Applicable

(c) The Company issued and sold the following unregistered securities during the three months ended June 30, 1999:

  1. In April, 1999, the Company issued to Bryan D. Langton, a Director of the Company, 1,515 shares of Common Stock at a price per share of $7.40625 pursuant to the Company's Non-Employee Directors' Stock Plan (the "Plan"). Pursuant to the Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by $8.25 (the average of the high and low sales price per share of the Common Stock on the anniversary date of Mr. Langton's appointment to the Board of Directors (April 11, 1996)).

  2. In May, 1999, the Company granted to two employees options to purchase an aggregate of 85,000 shares of Common Stock at an exercise price per share of $6.65625 pursuant to stock option agreements under the Company's 1996 Stock Option Plan, as amended. Pursuant to the terms of such option agreements, one third of such options vest and become exercisable on May 3, 2000, one third of such options vest and become exercisable on May 3, 2001; and one third of such options vest and become exercisable on May 3, 2002.

     There were no underwriters employed in connection with the transactions set forth above.

     The transactions described above were effected in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to sell or offer for sale the securities in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

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

          3.3  Third Amended and Restated By-Laws of the Company, (filed as
               Exhibit 3.3 to the Company's Quarterly

               Report on Form 10-Q for the three months ended December 31, 1998 and incorporated herein by reference).

         10.1 Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement among the Company, Caribiner, Inc., the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent.

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

                                   CARIBINER INTERNATIONAL, INC.
                                            (Registrant)

Date: August 12, 1999

                                   By: /s/ Robert F. Burlinson
                                       ---------------------------------------
                                       Robert F. Burlinson
                                       Duly authorized officer of the Registrant
                                       and Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                                  EXHIBIT INDEX

                                                                          Page
                                                                         Number
                                                                         ------
          3.1  Restated Certificate of Incorporation of the
               Company, filed March 15, 1996, with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly Report on
               Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference).

          3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).

          3.3 Third Amended and Restated By-Laws of the Company, (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1998 and incorporated herein by reference).

         10.1 Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement among the Company, Caribiner, Inc., the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent.

         27.1  Financial Data Schedule.