Form 10-K
period 1999-09-30
CARIBINER INTERNATIONAL INC
filed 1999-12-29
CIK 1005015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       or

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to

                         Commission file number -14234

                            ------------------------

                         CARIBINER INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 13-3466655
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

           16 WEST 61ST STREET, NEW YORK, NY                                       10023
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                                 (212) 541-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                               NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
        Common Stock, par value $0.01 per share                           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of December 27, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was $93,244,026.

     As of December 27, 1999, the registrant had 23,696,727 shares of its common stock, par value $0.01 per share (the "Common Stock"), issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Certain statements contained herein may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to continue operational improvements in its businesses, the Company's ability to comply with the terms of its bank credit agreement, the seasonality and episodic nature of the Company's business, the resolution of the shareholder class action lawsuit currently pending against the Company and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 1. BUSINESS

     Caribiner International, Inc. is a leading international producer of meetings, events and training programs, a provider of audiovisual equipment rentals and sales and related staging services, and a provider of related corporate meeting services and business communications services that enable businesses to inform, sell to and train their sales forces, dealers, franchisees, partners, stockholders and employees. As used herein, the terms "Caribiner" or the "Company" refer to Caribiner International, Inc. and its subsidiaries, and the references to a fiscal year are to the Company's fiscal year ended September 30 in the referenced year.

     Business activities and events that generate a need for business communications and corporate meeting services and audiovisual and staging services include sales meetings, product launches, training and education of employees and dealers, development of strategic and organizational communications, conferences, stockholder meetings and other executive management presentations that are used to convey important information about the business and/or its products. Large-scale events and programs to communicate essential corporate messages are often not part of a company's core businesses because of the unique skills necessary to develop, produce and successfully stage such events. As a result, many companies look to engage outside firms to perform these functions. In addition, large corporate events tend not to occur regularly, depending, for example, on timing of product roll-outs, changing competitive environments and shifts in corporate strategy, which makes it relatively costly to maintain the internal resources to create and execute these events.

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

SERVICES

     Caribiner offers a wide range of business communications services, including conceptualizing, planning and producing corporate meetings and events, developing training and educational materials relating to new job skills, products, systems and organizational processes, handling internal corporate communications and creating interactive trade show exhibits, all of which are provided by the Company's Communications division. The Company also provides, through its audiovisual services businesses (the "AV operations"), audiovisual equipment rentals and sales and related staging services, as well as hotel audiovisual outsourcing services. In addition, the Company provides, through its Melville Exhibition Services ("MES") subsidiary, exhibition services, principally in the United Kingdom, to exhibition organizers, hall owners and exhibitors.

     Specifically, Caribiner's services include:

          Production of business meetings and events that introduce new products, present newly designed corporate strategies to targeted audiences or honor a company's leading contributors.

          Audiovisual equipment rentals, sales and installations and related staging services, including (i) the Company's being the preferred in-house provider of audiovisual equipment rentals in approximately 500 hotel properties located throughout the U.S. and in Mexico, Canada, England and the Caribbean and (ii) the Company's being a supplier of such equipment and services to production companies, other business communications services companies and corporations for use at meetings, events, presentations and training programs. The Company also acts as the preferred drop-off provider to approximately 25 additional hotels.

          Training programs using interactive and technology-driven hardware designed to improve employee productivity in the areas of product knowledge, team building, sales skills, personal skills and behavioral development.

          Exhibition services, including the rental of modular stand fittings, custom (or bespoke) stand fittings, furniture, floor coverings and floral displays, the provision of electrical contracting and visitor registration services.

          Training centers operated by the Company on behalf of clients who use such centers to train customers in the use of their products.

          Corporate communications programs used to disseminate management's message to employees and others through various media, including print, film and video and CD ROM.

          Exhibits and displays, which involves the design and development of a company's trade show exhibit or a visitors' center/lobby display.

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

     Caribiner Communications' clients include ARAMARK, Ford Motor Co., Home Depot, IBM, McDonald's Corporation, Parke-Davis (a division of Warner Lambert) and Pfizer, Inc.

     The Company's AV operations target hotels with sizable conference space whose guests' meetings and events utilize audiovisual equipment; corporate clients with significant audiovisual equipment needs and production companies; trade associations and other business communications services companies that require audiovisual and staging services. With respect to hotel audiovisual outsourcing, the Company's AV operations serve members of various national hotel chains, including those of Westin, Omni, Doubletree, Inter-Continental, Holiday Inn, Hyatt, Red Lion and Sheraton. In addition to entering into agreements with hotels on an individual basis, the Company has also entered into agreements with the Omni Hotels, Inter-Continental Hotels and Doubletree Hotels Corporation pursuant to which such companies promote the Company's audiovisual outsourcing services to properties operated or franchised under their respective flags. The Company has also entered into an agreement with an affiliate of Starwood
Hotels & Resorts Worldwide, Inc. ("Starwood") pursuant to which Starwood promotes the Company's hotel audiovisual outsourcing services to various hotels owned and/or managed by Starwood and certain of its affiliates.

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

     The Company's AV operations and MES market their services by type of service offered and by geographic region. As with the Communications division, personnel are assigned to those accounts that are identified by management to be strategically significant. In addition, each of the AV operations' business units employs a full-time sales and marketing staff to evaluate market opportunities and identify potential clients. The Company's personnel also work with the sales and marketing personnel of the various hotels in which the Company's AV operations are the preferred in-house provider to promote the hotels' meeting and conference capabilities, thereby creating additional selling opportunities for the Company.

OPERATIONS

     Communications Division. The Communications division maintains local offices throughout the United States within those metropolitan areas where there tend to be a high concentration of the Company's clients. Each office is run by a general manager, who is supported by sales executives (the account managers) who establish and foster customer relationships; creative and technical personnel who direct concept development; and producers and project managers who have ultimate responsibility for project execution, media creation and, if relevant to the project, theatrical staging of an event.

     The Communications division also maintains full service operations in the United Kingdom, Hong Kong, Australia and New Zealand. Such offices are staffed in a similar manner to the division's North American offices.

     AV Operations. The Company's AV operations are divided into three principal business units, generally along product lines and service offerings. The Company's hotel audiovisual outsourcing division, which is based in Chicago, services the approximately 500 hotels for which the Company has agreements to be the preferred in-house provider of audiovisual equipment rental services. To service each of the hotel properties, the Company employs on-site management and service representatives who work with the hotels' respective managements to assist hotel guests and customers with their audiovisual equipment and office service needs and to exploit opportunities to increase the volume of rental activity in such hotels. In addition to employees maintained within each hotel, the division also employs a full time sales and marketing staff which seeks out new opportunities with individual hotels and hotel chains.

     The Company's staging and meeting services services division, which is based in Los Angeles, provides staging services and audiovisual equipment rentals to corporate clients, production companies, trade associations and other business communications services companies that require such services. The Company's rental services division, which is based in Atlanta, provides audiovisual equipment rentals to convention centers and corporate clients, generally on a "drop-off" basis. Each of the staging and meeting services and rental services divisions maintains regional inventory support and sales offices in various locations throughout the U.S.

     Melville Exhibition Services. MES, which is based in Birmingham, England, provides exhibition services, including the rental of stand fittings, furniture, floor coverings and floral displays and electrical contracting and visitor registration services to exhibition and trade show organizers and conference and convention centers.

     General. Throughout each of the Company's business units, each office supplements its staff with independent contractors or part-time employees where needed. Caribiner has long-standing relationships with freelance contractors and part-time employees in various production, technical and creative disciplines, which, management believes, gives it a competitive advantage in being able to produce the highest quality events for its customers while keeping overhead lower and utilizing resources more efficiently.

     Caribiner's management emphasizes the coordination of activities between offices and allocates, when necessary, resources from one office in order to support another. This coordination of activities allows the Company to serve its clients at a local level while at the same time providing clients with resources and expertise of an international organization.

EMPLOYEES

     As of October 31, 1999, Caribiner employed approximately 3,675 full-time employees, of which 3,055 employees were located domestically and 620 were located internationally.

     Except for 34 employees of the Company's hotel audiovisual outsourcing subdivision of the AV operations, whose terms of employment are covered by a collective bargaining agreement with a union, the Company has no full-time employees whose employment is covered by collective bargaining or similar agreements with unions; however, the Company and its subsidiaries do from time to time independently contract with or hire part-time union personnel, especially during the production of a particular meeting or event, and, accordingly, the Company and/or its subsidiaries, is a party to certain agreements with unions governing the hiring and terms of employment of such personnel. Over the course of any given project period, the Company evaluates the production personnel requirements and determines the extent to which it must supplement its available employee base with the use of freelance contractors or part-time employees. Depending on the timing and specific requirements of the events and the number of overlapping events in any given planning period, the use of freelance contractors and part-time employees can vary significantly. The Company considers its relations with its full-time employees, part-time employees and independent contractors to be good.

COMPETITION

     Although no firm data exists with respect to the size of the business communications, audiovisual equipment rental and meeting services industry and the number and size of competitors within the industry, management believes, based on its experience in the industry, that the business communications and meeting services industry is highly fragmented. Caribiner believes that no one participant or small number of participants is dominant in the industry and that its competitors consist primarily of small, generally regional firms which provide a limited range of services, although there are several participants in the industry whose business, like that of Caribiner, is full service in scope.

     Management believes that the competitive factors most important in the business communications, audiovisual equipment rental and meeting services industry are organizational breadth, creative, production and technical expertise, demonstrated ability to execute projects, range of services offered, range of industries serviced, size, geographical presence and price.

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

ITEM 2. PROPERTIES

     Caribiner's corporate headquarters and the New York office of the Communications division are located in leased offices occupying approximately 40,000 square feet at 16 West 61st Street, New York, New York 10023-7604. The lease for this space expires on May 31, 2000.

     The Company has entered into a lease for new office space located at 498 Seventh Avenue, New York, New York 10018. The lease calls for the Company to occupy approximately 50,000 square feet of space initially, with an option to occupy additional space in the future. The lease will expire in 2015. The Company expects to relocate the headquarters of its Communications Division and the New York office of such division to such new space in early 2000. Alternatives are presently being considered for the relocation of the Company's corporate headquarters.

     The Company also leases offices and warehouse space in cities throughout the United States, as well as in London, Sydney, Melbourne, Brisbane, Auckland, Wellington, Glasgow and Hong Kong. The Company believes that, to the extent required, suitable additional or alternative space necessary for its operations will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     On March 25, 1999, a purported shareholder class action was filed in the United States District Court for the Southern District of New York (the "Southern District") against the Company and certain of its current and former officers and one of its directors. On May 7, 1999, a purported shareholder class action substantially identical to the March 25th action was filed in the Southern District against the Company and the same individuals named in the March 25th action. Both lawsuits allege, among other things, that defendants misrepresented the Company's ability to integrate various companies it was acquiring and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The lawsuits seek unspecified money damages, plus costs and expenses, including attorneys' fees and expert fees. The Company believes it has meritorious defenses to this action and intends to defend the lawsuit vigorously. In November, 1999, the court issued an order consolidating the lawsuits into a single action and appointing lead plaintiffs and by the plaintiffs lead counsel. It is anticipated that an amended consolidated complaint will be filed in early 2000.

     In addition to the litigation described above, from time to time the Company is a party to various legal proceedings incidental to its business. Although the ultimate disposition of these proceedings is not determinable, in the opinion of the Company, none of such proceedings has had or is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

NAME                                   AGE                            POSITION
------------------------------------   ---   -----------------------------------------------------------
Christopher A. Sinclair.............   49    Chairman of the Board, President and Chief Executive
                                               Officer of Caribiner International, Inc.

Robert F. Burlinson.................   60    Executive Vice President and Chief Financial Officer of
                                               Caribiner International, Inc.

Richard R. Gros.....................   45    Executive Vice President, Human Resources of Caribiner
                                               International, Inc.

Brian Shepherd......................   42    Executive Vice President of Caribiner International, Inc.
                                               and Chief Executive Officer of Caribiner Communications

John C. Voaden......................   49    Executive Vice President of Caribiner International, Inc.
                                               and Chief Executive Officer of Hospitality Resources
                                               Division

Raymond S. Ingleby..................   36    Vice Chairman of the Board of Caribiner International, Inc.

Errol M. Cook.......................   60    Director

Bryan D. Langton....................   63    Director

Sidney Lapidus......................   62    Director

David E. Libowitz...................   36    Director

C. Anthony Wainwright...............   66    Director

     Christopher A. Sinclair has been President, Chief Executive Officer and a director of the Company since December, 1998 and has been Chairman of the Board of the Company since May, 1999. Prior to his joining the Company, he served as President and Chief Executive Officer of Cutter Capital LLC, a venture capital and commercial real estate investment firm, from March, 1998 to December, 1998. From September, 1996 to March, 1998, he served as President and Chief Executive Officer of Quality Food, Inc., a multi regional supermarket chain. Prior thereto, Mr. Sinclair held various senior management positions with PepsiCo, Inc., including Chairman and Chief Executive Officer of Pepsi-Cola Company from April, 1996 to July, 1996, President and Chief Executive Officer of PepsiCo Foods & Beverages International from 1993 to 1996 and President and Chief Executive Officer of Pepsi-Cola International from 1989 to 1993. Mr. Sinclair is a member of the Board of Directors of Venator Group, Inc. and Mattel, Inc.

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

     Richard R. Gros has been Executive Vice President Human Resources of the Company since February, 1999. Prior to his joining the Company, Mr. Gros served as Senior Vice President of Human Resources for the Frito Lay International division of PepsiCo, Inc. from April, 1996 through July, 1998. Prior thereto, Mr. Gros served as Vice President of Human Resources for PepsiCo Foods & Beverages International from September, 1992, through March, 1996.

     Brian Shepherd has been Executive Vice President of the Company and President of Caribiner Communications since July, 1997. From November, 1995 until July, 1997, Mr. Shepherd served as Executive Vice President of Strategic Planning and International Operations of the Company. Mr. Shepherd joined the Company as Vice President of Caribiner, Inc. and General Manager of its Atlanta office in July, 1995. Prior thereto, Mr. Shepherd was President and Chief Executive Officer of Imagination (USA) Inc., a subsidiary of Imagination, UK, a European-based business communications company, from December, 1992 to July, 1995.

     John C. Voaden has been Executive Vice President of the Company and Chief Executive Officer of the Company's Hospitality Resources (hotel audiovisual outsourcing) division since May, 1999. Prior to his joining the Company, Mr. Voaden served as Senior Vice President of Sales and Distribution for Carvel Corporation, a consumer packaged goods company from 1995 through 1998. Prior thereto, Mr. Voaden served as Regional Director for Coca Cola Bottling Company of New York from 1988 through 1995.

     Raymond S. Ingleby has been Vice Chairman of the Board of the Company since May, 1999. Mr. Ingleby has been a director of the Company since its formation in 1989 and served as Chairman of the Board from June, 1993 through May, 1999.
Mr. Ingleby also served as Chief Executive Officer of the Company from 1989 to December, 1998.

     Errol M. Cook has been a director of the Company since June, 1992.
Mr. Cook presently serves as a Senior Advisor to E.M. Warburg, Pincus & Co., LLC ("EMW LLC"). Mr. Cook served as a Managing Director of EMW LLC or its predecessor since March, 1991 through his retirement therefrom in December, 1998.

     Bryan D. Langton has been a director of the Company since April, 1996. Mr. Langton served as Chairman and Chief Executive Officer of Holiday Inn Worldwide and Holiday Inn, Inc. from February, 1990 to December, 1996.
Mr. Langton serves on the board of directors of Fairfield Communities, Inc.

     Sidney Lapidus has been a director of the Company since June, 1992.
Mr. Lapidus is a Managing Director of EMW LLC. Mr. Lapidus has been associated with EMW LLC or its predecessor since 1967. Mr. Lapidus serves on the board of directors of Information Holdings, Inc., Lennar Corporation, Knoll, Inc.,
Grubb & Ellis Company, Radio Unica Communications Corp., Four Media Company and Journal Register Company, as well as several privately held companies.

     David E. Libowitz has been a director of the Company since June, 1992.
Mr. Libowitz is a Managing Director of EMW LLC and has been associated with EMW LLC or its predecessor since July, 1991. Mr. Libowitz serves on the board of directors of Information Holdings, Inc. and Four Media Company, as well as certain privately held companies.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Common Stock is listed on the New York Stock Exchange under the symbol "CWC." The following table sets forth on a per share basis, for the periods indicated, the high and low closing prices of the Common Stock as reported by the New York Stock Exchange. The number of stockholders of record of Common Stock on December 1, 1999 was 142.

                                                                                            PRICE RANGE
                                                                                           -------------
                                                                                           HIGH      LOW
                                                                                           ----      ---
FISCAL 1998:
  First Quarter.........................................................................   $46 1/2   $36 11/16
  Second Quarter........................................................................    40 1/2    30 1/2
  Third Quarter.........................................................................    41 3/4    16 11/16
  Fourth Quarter........................................................................    18         8 5/16

FISCAL 1999:
  First Quarter.........................................................................   $10 3/4   $ 5 7/16
  Second Quarter........................................................................    10 9/16    7 1/8
  Third Quarter.........................................................................     8 15/16   4 9/16
  Fourth Quarter........................................................................     9 3/8     5 1/8

     The closing price per share of the Common Stock on December 27, 1999 was $5.9375.

     The Company has not paid any dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its growth and development and therefore does not anticipate any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate. In addition, the terms of the Company's credit facility pursuant to which The Chase Manhattan Bank acts as administrative agent contains restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The historical selected financial data presented below as of and for the fiscal years ended September 30, 1995, 1996, 1997, 1998 and 1999, are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The data presented below should be read in conjunction with the Company's consolidated financial statements and related notes thereto and other information included elsewhere in this Form 10-K.

                                                                          YEAR ENDED SEPTEMBER 30,
                                                            -----------------------------------------------------
                                                              1995       1996       1997       1998       1999
                                                            ---------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Service revenue...........................................  $  81,131  $ 148,330  $ 213,239  $ 296,393  $ 302,087
Rental revenue............................................         --         --    131,843    414,941    447,567
Intercompany eliminations.................................         --         --     (2,824)   (14,556)   (23,650)
                                                            ---------  ---------  ---------  ---------  ---------
         Total revenue....................................     81,131    148,330    342,258    696,778    726,004
Cost of service revenue...................................     54,312     99,797    144,980    204,511    211,576
Cost of rental revenue....................................         --         --     86,885    309,680    357,308
Intercompany eliminations.................................         --         --     (2,824)   (14,556)   (23,650)
                                                            ---------  ---------  ---------  ---------  ---------
         Total cost of revenue............................     54,312     99,797    229,041    499,635    545,234
                                                            ---------  ---------  ---------  ---------  ---------
Gross profit..............................................     26,819     48,533    113,217    197,143    180,770
Selling, general and administrative expenses..............     19,306     30,442     71,270    143,408    149,147
Restructuring charge(a)...................................         --         --         --      6,953     10,769
Loss on disposal of assets(b).............................         --         --         --         --     16,500
Non-cash compensation expense(c)..........................         --      1,072         --         --         --
Depreciation and amortization.............................      2,330      3,142      8,905     21,586     27,347
                                                            ---------  ---------  ---------  ---------  ---------
         Total operating expenses.........................     21,636     34,656     80,175    171,947    203,763
Equity in income of affiliated company....................         --         --         --        688         --
                                                            ---------  ---------  ---------  ---------  ---------
Operating income (loss)...................................      5,183     13,877     33,042     25,884    (22,993)
Interest expense with related parties.....................      2,234      1,199         --         --         --
Interest expense, other...................................      1,259        387      2,429     24,325     34,950
                                                            ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes and extraordinary charge.......      1,690     12,291     30,613      1,559    (57,943)
Provision (benefit) for taxes.............................        264      4,302     12,551        624     (5,650)
                                                            ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary charge.................      1,426      7,989     18,062        935    (52,293)
Extraordinary charge on early extinguishment of debt (net
  of income taxes of $403)(d).............................         --         --         --        605         --
                                                            ---------  ---------  ---------  ---------  ---------
Net income (loss).........................................      1,426      7,989     18,062        330    (52,293)
Preferred stock dividends(e)..............................       (655)      (327)        --         --         --
                                                            ---------  ---------  ---------  ---------  ---------
Net income (loss) available to common stockholders........  $     771  $   7,662  $  18,062  $     330  $ (52,293)
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
Basic and diluted earnings per common share:
  Income (loss) before extraordinary charge...............  $    0.25  $    0.53  $    0.83  $    0.04  $   (2.21)
  Extraordinary charge....................................         --         --         --      (0.03)        --
                                                            ---------  ---------  ---------  ---------  ---------
  Net income (loss) per common share......................  $    0.25  $    0.53  $    0.83  $    0.01  $   (2.21)
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital...........................................  $     352  $   7,488  $  36,151  $  56,974  $  34,457
Total assets..............................................     45,298    126,322    313,877    697,949    659,469
Total debt................................................     34,175     22,839     61,859    397,240    427,139
Stockholders' equity......................................    (12,434)    53,468    171,434    175,775    122,480

                      See Notes to Selected Financial Data

                        NOTES TO SELECTED FINANCIAL DATA

     (a) In connection with the Company's efforts to integrate its acquired businesses, primarily in the audiovisual services division, and to streamline its organizational structure, the Company recorded an aggregate pre-tax restructuring charge of $7.0 million during the year ended September 30, 1998, of which $3.8 million and $3.2 million were recorded in the three months ended March 31, 1998 and September 30, 1998, respectively. In addition, in connection with an assessment of its strategic and financial alternatives, during fiscal 1999 the Company continued the reorganization of its businesses. As a result, in the fiscal quarter ended September 30, 1999 the Company recorded a pre-tax restructuring charge of $10.8 million. These charges related primarily to employee termination and severance costs, lease termination costs and certain other asset write-offs.

     (b) In connection with the Company's disposal of its design and installation business headquartered in Atlanta, a pre-tax loss of $16.5 million was recorded in the three months ended June 30, 1999.

     (c) Non-cash compensation expense for the year ended September 30, 1996 of $1.1 million (or $0.06 per share) resulting primarily from the vesting of non-voting common stock issued at a price lower than its fair market value under the Company's 1993 Management Stock Plan which was terminated upon consummation of the Company's initial public offering of shares of common stock in March, 1996.

     (d) In connection with the acquisition of Visual Action Holdings, plc, the Company entered into a new credit facility in October, 1997 (the "Credit Agreement"). As a result, during the three months ended December 31, 1997, the Company wrote off approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to the Company's former bank facilities that were repaid from the proceeds of the Credit Agreement.

     (e) All preferred stock was converted into common stock in connection with the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to continue operational improvements in its businesses, the Company's ability to comply with the terms of its bank credit agreement (including through the possible sale of one or more of its businesses), the seasonality and episodic nature of the Company's business, the resolution of the shareholder class action lawsuit currently pending against the Company and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

RESULTS OF OPERATIONS

     During fiscal 1999, the Company had five reportable operating segments: the Communications Division, Hotel Services, Staging and Meeting Services, Rental Services and MES. Prior to fiscal 1999, the Company operated its Hotel Services, Staging and Meeting Services and Rental Services businesses (collectively, its audiovisual services businesses) on a combined basis. Disaggregated information related to the components within the audiovisual services businesses is not practically determinable for fiscal 1997 and fiscal 1998.

     The following table sets forth, for the periods indicated, certain components of the Company's operating statement data, including such data as a percentage of revenue. Service revenue and cost of service revenue reflects such amounts for the Company's Communications Division for all periods presented. Rental revenue and cost of rental revenue includes such amounts for the Company's Hotel Services, Staging and Meeting Services, Rental Services and MES segments, in fiscal 1999, and such amounts, as applicable, for the Company's audiovisual services businesses and for MES in fiscal 1997 and 1998.

                                                                          YEAR ENDED SEPTEMBER 30,
                                                     -------------------------------------------------------------------
                                                             1997                   1998                   1999
                                                     ---------------------  ---------------------  ---------------------
                                                                           (DOLLARS IN THOUSANDS)
Service revenue....................................  $  213,239       62.3% $  296,393       42.5% $  302,087       41.6%
Rental revenue.....................................     131,843       38.5     414,941       59.6     447,567       61.6
Intercompany eliminations..........................      (2,824)      (0.8)    (14,556)      (2.1)    (23,650)      (3.2)
                                                     ----------  ---------  ----------  ---------  ----------  ---------
          Total revenue............................     342,258      100.0%    696,778      100.0%    726,004      100.0%
Cost of service revenue............................     144,980       42.4     204,511       29.4     211,576       29.1
Cost of rental revenue.............................      86,885       25.4     309,680       44.4     357,308       49.2
Intercompany eliminations..........................      (2,824)      (0.8)    (14,556)      (2.1)    (23,650)      (3.2)
                                                     ----------  ---------  ----------  ---------  ----------  ---------
          Total cost of revenue....................     229,041       66.9     499,635       71.7     545,234       75.1
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Gross profit.......................................     113,217       33.1     197,143       28.3     180,770       24.9
Selling, general and administrative expenses.......      71,270       20.8     143,408       20.6     149,147       20.5
Restructuring charge...............................          --         --       6,953        1.0      10,769        1.5
Loss on disposal of assets.........................          --         --          --         --      16,500        2.3
Depreciation and amortization......................       8,905        2.6      21,586        3.1      27,347        3.8
                                                     ----------  ---------  ----------  ---------  ----------  ---------
          Total operating expenses.................      80,175       23.4     171,947       24.7     203,763       28.1
Equity in income of affiliated company.............          --         --         688         --          --         --
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Operating income (loss)............................      33,042        9.6      25,884        3.7     (22,993)      (3.2)
Interest expense, net..............................       2,429        0.7      24,325        3.5      34,950        4.8
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Income (loss) before taxes and extraordinary
  charge...........................................      30,613        8.9       1,559        0.2     (57,943)      (8.0)
Provision (benefit) for taxes......................      12,551        3.7         624        0.1      (5,650)      (0.8)
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Income (loss) before extraordinary charge..........      18,062        5.2         935        0.1     (52,293)      (7.2)
Extraordinary charge on early extinguishment of
  debt (net of income taxes of $403)...............          --         --         605        0.1          --         --
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Net income (loss)..................................  $   18,062        5.2% $      330         --  $  (52,293)      (7.2)%
                                                     ----------  ---------  ----------  ---------  ----------  ---------
                                                     ----------  ---------  ----------  ---------  ----------  ---------

FISCAL 1999 COMPARED TO FISCAL 1998

     Introduction. During the third quarter of fiscal 1999 the Company determined that it was necessary to reevaluate its strategic plan and to take steps to reduce its outstanding long-term indebtedness with the overall objective of maximizing shareholder value. In connection therewith, in May, 1999, the Company retained Salomon Smith Barney as its financial advisor to assist it in reviewing its existing operations and assessing strategic and financial alternatives. As a result of these efforts, during the fourth quarter of 1999 the Company concluded, among other matters, that it should further reorganize its audiovisual services operations (the "Restructuring") and pursue the possible sale of one or more of its business operations. Accordingly, charges were taken in the fourth quarter of fiscal 1999, which included $10.8 million of restructuring charges for obsolete systems and software, leases and severance, $6.2 million of additional provisions for uncollectible accounts receivable and $3.7 million of equipment write downs. In addition, $8.4 million of administrative expenses related to the closed Atlanta-based headquarters for the audiovisual services businesses were incurred in fiscal 1999.

     Revenue. Revenue increased $29.2 million, or 4.2%, from $696.8 million in fiscal 1998 to $726.0 million in fiscal 1999. Rental revenue increased
$32.6 million, or 7.9%, (before intercompany eliminations) primarily due to growth in the Company's hotel audio visual services segment, increased local market penetration from the rental services segment and consistent solid results from the staging and meeting services and MES segments. Service revenue increased $5.7 million, or 1.9%, in fiscal 1999 from $296.4 million in fiscal 1998 due to increased business activity in the United Kingdom.

     Gross Profit. Total gross profit decreased $16.4 million, or 8.3%, from $197.1 million in fiscal 1998 to $180.8 million in fiscal 1999. As a percentage of service revenue, the gross profit margin (before intercompany eliminations) was 31.0% and 30.0% in fiscal 1998 and 1999, respectively. The gross profit margin was affected by the specific production requirements of the contracts completed during the period, as well as to the impact of lower margins achieved on the increased sales volume in 1999 from the United Kingdom market. Gross profit as a percentage of rental revenue (before intercompany eliminations) decreased to 20.2% in fiscal 1999 from 25.4% in the prior year due to commission rate increases, as well as increased costs relating to the rental of audio visual equipment used in operations. In addition, during Fiscal 1999, the Company recorded a non-cash charge of $3.7 million for the write-down of audio visual rental equipment identified during the Comany's reorganization of its audio visual businesses. In accordance with generally accepted accounting principles, as such charge does not satisfy the criterion for inclusion in the restructuring charge, it has been included in cost of rental revenue. Excluding the effect of this charge, the gross profit as a percentage of rental revenue decreased to 21.0% in fiscal 1999 from 25.4% in fiscal 1998. Gross profit on rental revenue for both fiscal 1998 and 1999 was reduced by $16.2 million of depreciation expense related to rental equipment used in the audio visual services business. Such depreciation expense is included in cost of rental revenue.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.7 million, or 4.0%, from $143.4 million in fiscal 1998 to $149.1 million in fiscal 1999. Included in selling, general and administrative expenses in fiscal 1999 is approximately $8.4 million in costs incurred during fiscal 1999 related to the Company's former Atlanta-based headquarters for the AV operations. Such costs primarily consist of rent on facilities, certain administrative costs and consulting fees associated with the completion of the Restructuring. In addition, the Company recorded an additional charge of $6.2 million which represents additional reserves and write-offs related to the accounts receivable of the former Atlanta-based audio visual operations. The accounts receivable charge related primarily to disruptions in collections and changes in certain billing procedures arising from the Restructuring. Billing and collection efforts were affected because of personnel turnover and other adverse impacts of the Restructuring. In connection with such activities, and as part of the Company's periodic review of purchase accounting accruals, approximately $2.6 million of aggregate liabilities established in connection with certain acquisitions completed in fiscal 1996 and 1997 were identified as excess and reversed. Excluding the impact of the accounts receivable charge of $6.2 million, the reversal of the $2.6 million of excess purchase accounting accruals and the above-described costs of $8.4 million, selling, general and administrative expenses, as a percentage of revenue, was approximately 18.9% in Fiscal 1999 as compared with 20.6% in Fiscal 1998.

     Loss of disposition of assets. Effective June 30, 1999, the Company disposed of its design and installation business headquartered in Atlanta. A pre-tax loss of $16.5 million was incurred upon the disposition of the related assets. Total net cash proceeds of approximately $2.0-$3.0 million are expected upon final accounting of the disposition.

     Restructuring Charge. In order to continue to streamline the organizational structure and improve operational efficiencies, the Company effectuated the Restructuring and recorded a pre-tax restructuring charge of $10.8 million in the fiscal quarter ended September 30, 1999. The charge included $1.5 million of employee termination and severance costs associated with a further reduction in the workforce of approximately 60 people, $4.0 million related to lease termination and other facility shut-down costs and $5.3 million of computer software and equipment no longer used as a result of the reorganization. The remaining liability at September 30, 1999 was $2.7 million.

     In fiscal 1998, the Company initiated a review of its operations, focusing on the integration of acquired businesses as well as the overall management and organizational structure. Accordingly, during the fiscal quarter ended
March 31, 1998, the Company recorded a pre-tax restructuring charge of $3.8 million. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 people and $1.0 million related to lease termination and other costs. During the fiscal quarter ended September 30, 1998, the Company recorded an additional pre-tax restructuring charge of $3.2 million in connection with the continuation of the reorganization plan begun in March 1998. The charge included $1.0 million related to the severance and termination costs for approximately 330 people, $0.7 million of lease termination costs, $1.5 million relating to the write-off of certain assets and other termination and shut down costs. The total remaining restructuring liability as of September 30, 1998 was $4.1 million and was fully utilized during fiscal 1999.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 1999 was $27.3 million, an increase of $5.8 million from the prior year. Purchase of property and equipment and the continued investment in information technology resulted in increased depreciation expense of $4.1 million. Amortization expense increased $1.7 million resulting primarily from increased goodwill.

     Equity income of Affiliated Company. In November, 1997, the Company acquired a minority interest in Visual Action Holdings, Ltd. ("Visual Action") through open market purchases resulting in the equity in income reflected for the year ended September 30, 1998. The Company acquired a majority interest and began consolidating the financial results of Visual Action as of December 1, 1997.

     Interest expense, net. Interest expense, net increased by $10.6 million due to higher average outstanding indebtedness as well as higher borrowing costs.

     Provision for taxes. The effective tax rate for the years ended September 30, 1999 and 1998 was 9.8% and 40%, respectively. The decrease in the effective tax rate is attributable to the establishment of a valuation allowance for the deferred tax assets arising from the fiscal 1999 net operating losses.

     Extraordinary Charge on Early Extinguishment of Debt. In connection with the acquisition of Visual Action, the Company entered into a new credit facility in October, 1997. As a result, during the year ended September 30, 1998, the Company wrote off approximately $0.6 million (net of taxes of $.4 million) of the remaining unamortized debt issuance costs related to its former bank facilities.

     Net (loss) income. The Company realized a net loss of $52.3 million in the year ended September 30, 1999 compared to net income of $0.3 million in the year ended September 30, 1998. The basic and diluted loss per common share for fiscal 1999 was $2.21 as compared with earnings per common share of $0.01 for fiscal 1998. The net loss for the year ended September 30, 1999, excluding the effect of the loss on the disposition of assets, the restructuring charge and the charges included in selling, general and administrative expenses associated with the closure of the Atlanta-based audiovisual facility would have been $5.0 million, or a net loss per common share of $0.21. Basic and diluted earnings per common share before the restructuring charge and the extraordinary charge on early extinguishment of debt would have been $0.22 for the year ended
September 30, 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenue. Revenue increased $354.5 million, or 103.6%, from $342.3 million in fiscal 1997 to $696.8 million in fiscal 1998. Approximately 79.9% of the increase represented revenue (before intercompany eliminations) from the Company's audiovisual services division, primarily as a result of the Company's acquisition of Visual Action effective December 1, 1997. Increases in the Communications division's service revenue (before intercompany eliminations) accounted for the remaining 20.1% of the total revenue growth, primarily from clients in the financial services, government, insurance and information technology industries. Decreases in service revenue from the automotive industry were offset by increases in revenue from clients in the pharmaceuticals and food service industries.

     Gross Profit. Total gross profit increased $83.9 million, or 74.1%, from $113.2 million in fiscal 1997 to $197.1 million in fiscal 1998, as a result of the revenue growth described above. As a percentage of the Communications division's service revenue, gross profit (before intercompany eliminations) was 32.0% and 31.0% in fiscal 1997 and fiscal 1998, respectively. Gross profit (before intercompany eliminations) as a percentage of rental revenue was 34.1% and 25.4% in fiscal 1997 and fiscal 1998, respectively. The decrease in the gross margin on rental revenue resulted primarily from the impact of acquired rental businesses, which had historically operated at lower gross margins, and investments made to strengthen the infrastructure of the Company's rental businesses to enable them to handle future revenue growth. Gross profit on rental revenue for the years ended September 30, 1997 and 1998 was impacted by $4.2 million and $16.2 million, respectively, of depreciation expense related to rental equipment used in the audiovisual services businesses. Such depreciation expense is included in cost of rental revenue.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $72.1 million, or 101.2%, from $71.3 million in fiscal 1997 to $143.4 million in fiscal 1998, resulting primarily from the expansion of the Company as a result of its various acquisitions. Salaries and related costs increased $43.9 million as a result of increased personnel to support the overall growth of the Company and normal inflationary increases. Other general and administrative expenses such as rent and related costs, telephone, office supplies and equipment, as well as insurance and other miscellaneous costs increased $21.7 million. Direct selling expenses such as travel, marketing, postage and other costs related to obtaining business increased $6.5 million. Selling, general and administrative expenses, as a percentage of total revenue, were 20.8% and 20.6% in fiscal 1997 and 1998, respectively.

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

     The total remaining restructuring liability as of September 30, 1998 was $4.1 million and was fully utilized during fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for periods indicated:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                    -----------------------------------
                                                                       1997         1998        1999
                                                                    -----------  -----------  ---------
Net cash provided by (used in):
  Operating activities............................................  $     7,884  $    22,990  $  14,839
  Investing activities............................................     (128,522)    (302,973)   (55,276)
  Financing activities............................................      122,113      285,499     27,257

     In fiscal 1997, the Company generated $7.9 million from its operating activities. Net income adjusted for depreciation and amortization provided $31.1 million. The net change in working capital used $23.3 million, with increases in accounts receivable, prepaid expenses and other assets as well as decreases in deferred income, offset by increases in accrued expenses and other liabilities and a decrease in deferred charges. A total of $128.5 million was used for investing activities, primarily for the acquisition of businesses and the purchase of equipment. Financing activities provided $122.1 million, of which $135.9 million was provided by the Company's existing banking facilities, and $85.8 million of net proceeds were received in fiscal 1997 from the issuance of common stock. In addition, $98.5 million was used to repay outstanding bank borrowings during the period, and $1.0 million was used to pay financing fees in connection with the loan agreement described below.

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

     In fiscal 1999, the Company generated $14.8 million from its operating activities. Net income adjusted for depreciation and amortization, the restructuring charges, the loss on disposal of assets, and the fixed asset write offs provided $21.9 million. The net change in working capital used $7.0 million, with a decrease in accounts receivable, deferred charges and taxes receivable, which were more than offset by an increase in prepaid expenses and other current assets and decreases in deferred income, accounts payable and accrued expenses and other liabilities. Investing activities used $55.3 million due to acquisition-related expenditures and fixed asset purchases, primarily audiovisual and computer equipment, as well as information technology enhancements. Financing activities provided $27.3 million, of which $174.6 million was provided by drawings under the Company's bank facilities, offset by repayments of $144.5 million and $2.8 million was used to pay financing fees in connection with amendments to the Company's credit agreement.

     On October 28, 1997, the Company entered into a new loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit Agreement"), which was fully utilized in connection with the acquisition of Visual Action. Amounts outstanding under the Company's former credit facility were repaid with the proceeds from the Credit Agreement. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former credit facility. Approximately $4.8 million in debt issuance fees were incurred in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement.

     In May, 1998, the Company repaid approximately $26 million under the Term Facility thereby permanently reducing availability thereunder by such amount. In December, 1998 and July 1999, the terms of the Revolving Facility were amended to reduce the aggregate availability thereunder from $300 million to $250 million, to amend certain financial covenants contained therein and to increase the interest rate on amounts outstanding under the Credit Agreement.

     At June 30, 1999, the Company did not achieve certain of the financial covenants specified in the Credit Agreement. In connection with the amendments made to the Credit Agreement in July 1999 (the "July 1999 Amendment"), the lenders waived through March 30, 2000, all defaults that have arisen or may arise from the failure to satisfy the specified financial covenants for June 30, 1999, September 30, 1999 and December 31, 1999. As part of such amendment, the Company agreed, among other things, to revised covenants regarding minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Credit Agreement, for the twelve month periods ending June 30, September 30 and December 31, 1999, and to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) for the three month periods ending September 30 and December 31, 1999.

     At September 30, 1999, the Company was not in compliance with the covenants set forth in the July 1999 Amendment. On December 23, 1999, the Company obtained a further amendment (the "December 1999 Amendment") to the Credit Agreement that, among other things, extended the waivers under the July 1999 Amendment until October 1, 2000, and waived through October 1, 2000 all defaults arising from the failure at September 30, 1999 to satisfy the financial covenants specified in the July 1999 Amendment. As part of the December 1999 Amendment, the Company agreed to a minimum consolidated adjusted EBITDA covenant that is based on post-September 30, 1999 consolidated EBITDA (as defined in the Credit Agreement), and to restrictions on the amount of capital expenditures that may be made by the Company during the fiscal year ending September 30, 2000. The minimum required consolidated adjusted EBITDA, as defined, for fiscal 2000 exceeds levels achieved in fiscal 1999.

     In addition to the waivers and revised financial covenants described above, the December 1999 Amendment provides for the deferral through October 1, 2000 of the principal payments due under the Term Facility on December 31, 1999 and March 31, 2000. The December 1999 Amendment also includes a consent by the lenders that will allow the Company to pursue the possible sale of its audiovisual businesses, provided that certain timing requirements are met and minimum net proceeds exceed a specified amount. If such a transaction is consummated, the Company would be obligated to use the net proceeds, subject to certain adjustments, to pay down amounts outstanding under the Credit Agreement, and would be subject to revised financial covenants. There can be no assurance that any such transaction will be entered into or consummated, or that it will meet the parameters required by the December 1999 Amendment.

     Fees of approximately $1.2 million, $1.4 million and $1.0 million were incurred in connection with the amendments made to the Credit Agreement in December, 1998, July, 1999, and December 1999, respectively. Such fees will be amortized over the remaining term of the Credit Agreement.

     The maturity date of each of the Term Facility and the Revolving Facility is October, 2001. Interest on outstanding amounts under the Credit Agreement is payable quarterly in arrears and at the option of the Company accrues at either
(i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The applicable margins are subject to change based on the occurrence of certain events. The interest rate on the Credit Agreement is presently LIBOR plus 3.25%. The applicable interest margin is subject to upward adjustment of 0.75% on March 1, 2000 if the Company has not entered into a definitive agreement to sell its audiovisual businesses by such date and an additional 0.75% on June 1, 2000 if such transaction has not been consummated by such date.

     Principal on the Term Facility is payable in quarterly installments, subject to the deferrals described above, with the final scheduled payment due on October 1, 2001. Subject to reductions in such quarterly installments for any prepayments made under the Term Facility, at present, the Company will be required to repay an aggregate of: (i) $17.8 million in fiscal 2000, (ii) $50.4 million in fiscal 2001 and (iii) $132.4 million in fiscal 2002. The Company is permitted and intends (to the extent available) to draw on the Revolving Facility to make certain of the above payments.

     The Credit Agreement is secured by substantially all of the assets of the Company and its material subsidiaries, and the Company and its subsidiaries have pledged the stock of their respective subsidiaries for the ratable benefit of its lending banks. In addition to the financial covenants described above, the Credit Agreement contains certain other covenants and restrictions customary for credit facilities of a similar nature, including, without limitation, restrictions on the ability of the Company to pay dividends.

     The aggregate scheduled payments of all long-term debt outstanding at September 30, 1999 (including amounts outstanding under the Term Facility), for the next three fiscal years, are as follows: 2000--$19.1 million; 2001--$75.9 million; 2002-$332.1 million; totaling $427.1 million.

     Capital expenditures were $17.7 million in fiscal 1997, $46.5 million in fiscal 1998 and $45.4 million in fiscal 1999. During fiscal 1997, the purchase of additional personal computers and expanded capabilities for the computer system accounted for the largest areas of expenditure. During fiscal 1998 and fiscal 1999, the purchase of audiovisual rental equipment and the continued investment in information technology comprised the major portion of capital expenditures.

     The Company believes it will be able to satisfy the financial and other covenants included in the Credit Agreement, as amended by the December 1999 Amendment. Further, the Company continues to believe it necessary to take actions to reduce its indebtedness under the Credit Agreement, including the possible sale of one or more of its operations. In connection therewith, the Company's financial advisor, Salomon Smith Barney, is assisting the Company in assessing strategic and financial alternatives. There can be no assurance that the Company will be able to take such actions or that it will be able to remain in compliance with the financial covenants specified in the Credit Agreement during the twelve months ending September 30, 2000. Unless further amendments or waivers were to be obtained from the lenders, the failure to satisfy the specified financial covenants or the occurrence of any other event of default under the Credit Agreement, as amended, would entitle the lenders to, among other things, accelerate the maturity of the outstanding borrowings under the Credit Agreement, and exercise all or any of their other rights or remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company.

     As of December 29, 1999, the Company had approximately $437.2 million outstanding under the Credit Agreement, of which $237.6 million was outstanding under the Revolving Facility. Cash on hand as of such date was $5.0 million. The Company believes that cash flow from operations and available credit under the Revolving Facility will be sufficient to meet operating needs through the end of fiscal 2000.

QUARTERLY RESULTS

     The following table sets forth the unaudited quarterly results of operations for each of the quarters in the two years ended September 30, 1998 and 1999. In management's opinion, this unaudited quarterly information includes all adjustments which are necessary for a fair presentation of the information for the quarters presented.

The operating results in any quarter are not necessarily indicative of the results which may be expected for any other future period.

                                             FISCAL 1998(A)                               FISCAL 1999(A)(B)(C)
                              --------------------------------------------    --------------------------------------------
                                1ST         2ND         3RD         4TH         1ST         2ND         3RD         4TH
                              QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                              --------    --------    --------    --------    --------    --------    --------    --------
                                                                     (IN THOUSANDS)
Revenue....................   $122,449    $187,378    $202,898    $184,053    $159,983    $203,696    $192,361    $169,964
Gross profit...............     35,749      56,819      58,331      46,244      40,717      56,783      50,732      32,538
Operating income (loss)....      3,135      13,256      16,802      (7,309)     (2,532)     14,727      (8,295)    (26,893)
Net income (loss)..........       (477)      3,765       5,836      (8,794)     (6,035)      3,688     (11,859)    (38,087)

NOTES TO QUARTERLY RESULTS

     (a) In connection with the Company's efforts to integrate its acquired businesses, primarily in the audiovisual services division, and to streamline its organizational structure, the Company recorded an aggregate pre-tax restructuring charge of $7.0 million during the year ended September 30, 1998, of which $3.8 million and $3.2 million were recorded in the three months ended March 31, 1998 and September 30, 1998, respectively. In addition, in connection with an assessment of its strategic and financial alternatives, during fiscal 1999, the Company continued the reorganization of its business. As a result, in the fiscal quarter ended September 30, 1999, the Company recorded a pre-tax restructuring charge of $10.8 million. These charges related primarily to asset write-offs, lease termination costs and employee severance.

     (b) The net loss incurred during the first quarter of fiscal 1998 includes the write-off of approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to the Company's former bank facilities.

     (c) Operating losses for the three and twelve months ended September 30, 1999 include approximately $11.4 million and $18.3 million, respectively, of costs relating to the Company's former Atlanta-based headquarters for its audiovisual services businesses.

     (d) Results of operations for the year ended September 30, 1999 include operating losses of $2.9 million from the Company's design and installation business, which was disposed effective June 30, 1999. A pre-tax loss of $16.5 million in respect of such disposition was recorded at June 30, 1999.

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

     The Company's Computer Applications consist of both internal systems and systems provided by third parties. The Company has completed a comprehensive Year 2000 readiness program, which has included completing an inventory of all computer related systems that might have a Year 2000 exposure, testing of those systems, and remedying the systems to be Year 2000 compliant. The Company believes that it has substantially achieved Year 2000 readines.

     Although the Company believes that it will be able to resolve the Year 2000 Issue, there can be no assurance that the Company will identify all susceptible systems or that systems provided by third parties will be Year 2000 compliant or that any resulting Year 2000 Issues would not have an adverse effect on the results of operations of the Company. The Company has developed contingency plans that it believes can address any disruptions that may be caused by Year 2000-related occurrences.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Caribiner International, Inc.

We have audited the accompanying consolidated balance sheets of Caribiner International, Inc. (the "Company") as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1998 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

New York, New York
December 28, 1999

                         CARIBINER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                                SEPTEMBER 30,
                                                                                             --------------------
                                                                                               1998        1999
                                                                                             --------    --------
                                          ASSETS
Current Assets:
  Cash and cash equivalents...............................................................   $ 15,117    $  1,675
  Trade accounts receivable, net of allowance for doubtful accounts of $2,150 in 1998 and
     $4,693 in 1999.......................................................................    124,936     100,446
  Deferred charges........................................................................     12,923       8,301
  Prepaid expenses and other current assets...............................................     11,610      20,173
                                                                                             --------    --------
     Total Current Assets.................................................................    164,586     130,595
  Property and equipment, net.............................................................     98,070     100,438
  Goodwill, net...........................................................................    419,581     409,204
  Taxes receivable........................................................................      4,479       4,548
  Deferred tax asset......................................................................        362          --
  Other assets............................................................................     10,871      14,684
                                                                                             --------    --------
Total Assets..............................................................................   $697,949    $659,469
                                                                                             --------    --------
                                                                                             --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.......................................................   $  1,000    $  1,299
  Trade accounts payable..................................................................     23,739      22,527
  Accrued expenses and other current liabilities..........................................     39,449      40,436
  Accrued production costs................................................................     25,331      20,259
  Deferred income.........................................................................     18,093      11,617
                                                                                             --------    --------
     Total Current Liabilities............................................................    107,612      96,138
  Long-term debt..........................................................................    396,240     425,840
  Deferred income.........................................................................      8,409       4,975
  Deferred tax liability..................................................................         --       7,892
  Other liabilities.......................................................................      9,913       2,144
                                                                                             --------    --------
Total Liabilities.........................................................................    522,174     536,989

Stockholders' Equity:
  Preferred stock, $.01 par value:
     2,000 shares authorized, none issued and outstanding at 1998 and 1999................         --          --
  Common stock, $.01 par value:
     40,000 voting shares authorized, and 23,689 and 23,697 shares issued and outstanding
      at 1998 and 1999, respectively......................................................        236         236
  Additional paid-in capital..............................................................    167,608     167,677
  Accumulated other comprehensive income (loss)...........................................     (3,714)     (4,785)
  Retained earnings (deficit).............................................................     11,645     (40,648)
                                                                                             --------    --------
     Total Stockholders' Equity...........................................................    175,775     122,480
                                                                                             --------    --------
Total Liabilities and Stockholders' Equity................................................   $697,949    $659,469
                                                                                             --------    --------
                                                                                             --------    --------

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                  1997        1998        1999
                                                                                --------    --------    --------
                                                                                     (AMOUNTS IN THOUSANDS,
                                                                                     EXCEPT PER SHARE DATA)
Service revenue..............................................................   $213,239    $296,393    $302,087
Rental revenue...............................................................    131,843     414,941     447,567
Intercompany eliminations....................................................     (2,824)    (14,556)    (23,650)
                                                                                --------    --------    --------

     Total revenue...........................................................    342,258     696,778     726,004
                                                                                --------    --------    --------
Cost of service revenue......................................................    144,980     204,511     211,576
Cost of rental revenue (note 4)..............................................     86,885     309,680     357,308
Intercompany eliminations....................................................     (2,824)    (14,556)    (23,650)
                                                                                --------    --------    --------

     Total cost of revenue...................................................    229,041     499,635     545,234
                                                                                --------    --------    --------

Gross profit.................................................................    113,217     197,143     180,770

Operating expenses:
  Selling, general and administrative expenses (note 4)......................     71,270     143,408     149,147
  Restructuring charge (note 3)..............................................         --       6,953      10,769
  Loss on disposal of assets (note 5)........................................         --          --      16,500
  Depreciation and amortization..............................................      8,905      21,586      27,347
                                                                                --------    --------    --------

     Total operating expenses................................................     80,175     171,947     203,763

Equity in income of affiliated company (note 5)..............................         --         688          --
                                                                                --------    --------    --------

Operating income (loss)......................................................     33,042      25,884     (22,993)

Interest expense, net........................................................      2,429      24,325      34,950
                                                                                --------    --------    --------

Income (loss) before taxes and extraordinary charge..........................     30,613       1,559     (57,943)
Provision (benefit) for taxes................................................     12,551         624      (5,650)
                                                                                --------    --------    --------

Income (loss) before extraordinary charge....................................     18,062         935     (52,293)
Extraordinary charge on early extinguishment of debt (net of income taxes of
  $403) (note 7).............................................................         --         605          --
                                                                                --------    --------    --------
Net income (loss)............................................................   $ 18,062    $    330    $(52,293)
                                                                                --------    --------    --------
                                                                                --------    --------    --------

Basic and diluted earnings per common share:
  Income (loss) before extraordinary charge..................................   $   0.83    $   0.04    $  (2.21)
  Extraordinary charge.......................................................         --       (0.03)         --
                                                                                --------    --------    --------

Net income (loss) per common share...........................................   $   0.83    $   0.01    $  (2.21)
                                                                                --------    --------    --------
                                                                                --------    --------    --------

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                              -----------------------------------
                                                                                1997         1998         1999
                                                                              ---------    ---------    ---------
                                                                                    (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)........................................................   $  18,062    $     330    $ (52,293)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Restructuring charge, net of cash payments............................          --        4,125        9,669
     Loss on disposal of assets............................................          --           --       16,500
     Fixed asset write-offs................................................          --           --        4,439
     Extraordinary charge on early extinguishment of debt, net of tax......          --          605           --
     Depreciation and amortization.........................................      13,082       37,801       43,563
  Change in assets and liabilities, net of amounts acquired:
     (Increase) decrease in accounts receivable............................     (19,547)     (11,158)      18,206
     (Increase) decrease in deferred charges...............................       1,469       (1,880)       2,235
     (Increase) decrease in prepaid expenses and other current assets......      (3,714)       1,280       (9,030)
     (Increase) decrease in taxes receivable...............................       2,867      (11,935)         185
     (Decrease) in other assets............................................      (1,646)      (3,866)      (1,503)
     (Decrease) in accounts payable........................................        (450)      (3,851)        (290)
     Increase (decrease) in deferred income................................      (5,165)       6,428       (9,582)
     Increase (decrease) in accrued expenses and other liabilities.........       2,926        5,111       (7,260)
                                                                              ---------    ---------    ---------

     Net cash provided by operating activities.............................       7,884       22,990       14,839
                                                                              ---------    ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment....................................     (17,725)     (46,454)     (45,410)
     Net proceeds from disposition of businesses...........................          --       48,892           --
     Acquisition of intangibles and businesses, net of cash acquired.......    (110,797)    (305,411)      (9,866)
                                                                              ---------    ---------    ---------

     Net cash used in investing activities.................................    (128,522)    (302,973)     (55,276)
                                                                              ---------    ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock...............................      85,792           --           --
  Proceeds from exercise of stock options..................................          --          667           --
  Net repayments of bank line of credit....................................      (6,000)          --           --
  Proceeds from long-term debt.............................................     135,870      759,122      174,550
  Repayments of long-term debt.............................................     (92,517)    (470,478)    (144,457)
  Deferred financing fees..................................................      (1,032)      (3,812)      (2,836)
                                                                              ---------    ---------    ---------

     Net cash provided by financing activities.............................     122,113      285,499       27,257
                                                                              ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents...............         346         (652)        (262)
                                                                              ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents.......................       1,821        4,864      (13,442)
Cash and cash equivalents beginning of year................................       8,432       10,253       15,117
                                                                              ---------    ---------    ---------

Cash and cash equivalents end of year......................................   $  10,253    $  15,117    $   1,675
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                                         ACCUMULATED
                                                COMMON STOCK     ADDITIONAL   RETAINED     OTHER            TOTAL
                                              ----------------    PAID-IN     EARNINGS   COMPREHENSIVE   STOCKHOLDERS'
                                              SHARES    AMOUNT    CAPITAL     (DEFICIT)  INCOME (LOSS)     EQUITY
                                              -------   ------   ----------   --------   -------------   -------------
Balance at September 30,
  1996......................................  $19,197    $192     $ 59,937    $ (6,747)     $    86        $  53,468
Net income..................................       --      --           --      18,062           --           18,062
Foreign currency translation adjustment.....       --      --           --          --          (75)             (75)
                                                                                                           ---------
Other comprehensive income..................                                                                  17,987
Issuance of common stock under non-employee
  directors' stock plan.....................        2      --           37          --           --               37
Issuance of common stock upon offering......    3,744      37       85,754          --           --           85,791
Issuance of common stock upon acquisitions
  completed during fiscal 1997..............      474       5       14,146          --           --           14,151
                                              -------    ----     --------    --------      -------        ---------

Balance at September 30,
  1997......................................   23,417     234      159,874      11,315           11          171,434
Net income..................................       --      --           --         330           --              330
Foreign currency translation adjustment.....       --      --           --          --       (3,725)          (3,725)
                                                                                                           ---------
Other comprehensive (loss)..................                                                                  (3,395)
Issuance of common stock upon acquisitions
  completed during fiscal 1998..............      239       2        7,042          --           --            7,044
Issuance of common stock upon exercise of
  stock options.............................       33       *          692          --           --              692
                                              -------    ----     --------    --------      -------        ---------
Balance at September 30,
  1998......................................   23,689     236      167,608      11,645       (3,714)         175,775

Net loss....................................       --      --           --     (52,293)          --          (52,293)

Foreign currency translation adjustment.....       --      --           --          --       (1,071)          (1,071)
                                                                                                           ---------

Other comprehensive (loss)..................                                                                 (53,364)

Issuance of common stock....................        8       *           69          --                            69
                                              -------    ----     --------    --------      -------        ---------
Balance at September 30,
  1999......................................   23,697    $236     $167,677    $(40,648)     $(4,785)       $ 122,480
                                              -------    ----     --------    --------      -------        ---------
                                              -------    ----     --------    --------      -------        ---------

* Less than $1 thousand

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

     Certain reclassifications have been made to the fiscal 1997 and fiscal 1998 consolidated financial statements to conform to the current year presentation.

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

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Goodwill

     Goodwill represents the excess of the cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods ranging from 15 years to 40 years. Accumulated amortization of goodwill was $20.0 million and $33.4 million at September 30, 1998 and 1999, respectively.

     The Company reviews the recoverability of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A loss is recognized for the difference between the carrying amount and the estimated fair value of the asset.

  Deferred Financing Fees

     Deferred financing fees are amortized on a straight-line basis over the term of the related debt. The amortization of deferred financing fees is reflected as a component of interest expense. Deferred financing fees amortized during the years ending September 30, 1997, 1998 and 1999 were $0.3 million, $0.9 million and $1.2 million, respectively.

  Foreign Currency Translation

     The financial statements of foreign subsidiaries are translated into U.S. dollars at current rates as of the balance sheet date, except for revenue, costs and expenses which are translated at average current rates during each reporting period. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gains and losses resulting from foreign currency transactions are included in the Company's current results of operations. Transaction gains or losses in the years ended September 30, 1997, 1998 and 1999 were not significant.

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

3. RESTRUCTURING CHARGE

     During the third quarter of fiscal 1999 the Company determined that it was necessary to reevaluate its strategic plan and to take steps to reduce its outstanding long-term indebtedness with the overall objective of maximizing shareholder value. In connection therewith, in May, 1999, the Company retained Salomon Smith Barney as its financial advisor to assist it in reviewing its existing operations and assessing strategic and financial alternatives. As a result of these efforts, during the fourth quarter of 1999 the Company concluded, among other matters, that it should further reorganize its audiovisual services operations (the "Restructuring") and pursue the possible sale of one or more of its business operations.

     As a result, in the fiscal quarter ended September 30, 1999, the Company recorded a pre-tax restructuring charge of $10.8 million. The charge included $1.5 million of employee termination and severance costs associated with a further reduction in the workforce of approximately 60 people, $4.0 million related to lease

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. RESTRUCTURING CHARGE--(CONTINUED)

termination and other facility shut-down costs and $5.3 million of computer software and equipment no longer usable as a result of the reorganization. The remaining liability at September 30, 1999 was $2.7 million.

     In fiscal 1998, the Company initiated a review of its operations, focusing on the integration of its businesses as well as the overall management and organizational structure, which resulted in the initiation of the Restructuring.

     Accordingly, during the fiscal quarter ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $3.8 million. The charge included $2.8 million related to employee termination and severance costs associated with a reduction in the workforce of approximately 155 people and $1.0 million related to lease termination and other costs. During the fiscal quarter ended September 30, 1998, the Company recorded an additional pre-tax restructuring charge of $3.2 million in connection with the continuation of the reorganization plan begun in March 1998. The charge included $1.0 million related to the severance and termination costs for approximately 330 people, $0.7 million of lease termination costs, $1.5 million relating to the write-off of certain assets and other termination and shut down costs to be incurred during the Restructuring. The total remaining restructuring liability as of September 30, 1998 was $4.1 million and was fully utilized during fiscal 1999.

4. OTHER COSTS ASSOCIATED WITH REALIGNMENT OF BUSINESS

     During fiscal 1999, the Company recorded additional charges of $9.9 million related to the Restructuring described in Note 3 but which did not satisfy the accounting criteria for inclusion in the restructuring charge. These charges included $6.2 million of additional reserves and write-offs related to the accounts receivable of the former Atlanta-based audio visual operations. The accounts receivable charge related primarily to disruptions in certain billing procedures which the Company believes arose from the Restructuring. Such accounts receivable related charge is included in selling, general and administrative expenses in the accompanying financial statements.

     In addition, during fiscal 1999, the Company recorded a non-cash charge of $3.7 million for audio visual rental equipment losses. The charge was identified during the Company's reorganization of its audio visual businesses from its former Atlanta-based audio visual headquarters to the respective business unit facilities. In accordance with generally accepted accounting principles, as such charge does not satisfy the criterion for inclusion in the restructuring charge, it has been included in cost of rental revenue.

5. BUSINESS ACQUISITIONS/DISPOSITIONS

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

     In April, 1997, the Company completed the acquisition of the assets of D&D Enterprises, Inc., d/b/a Show Solutions ("Show Solutions"), a provider of staging and show services based in Atlanta, for aggregate

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. BUSINESS ACQUISITIONS/DISPOSITIONS--(CONTINUED)


consideration of approximately $11.4 million, which consisted of $8.4 million in cash paid at closing, $1.0 million placed in escrow to be paid at a later date upon satisfaction of certain terms and conditions, and the issuance of 76,360 shares of the Company's common stock having a fair market value of approximately $2.0 million. In addition, the Company repaid approximately $0.6 million in outstanding indebtedness of Show Solutions at closing.

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

  Fiscal 1998 Acquisitions/Dispositions

     Effective December 1, 1997, the Company acquired the outstanding capital stock of Visual Action for an aggregate purchase price of $253.0 million (excluding transaction costs). In addition, the Company assumed approximately $44.3 million in outstanding indebtedness of Visual Action. Visual Action provides corporate meeting services, including audiovisual and exhibition services, in the United States and United Kingdom. The goodwill resulting from the acquisition of Visual Action is being amortized over 40 years. The cost of the acquisition, including transaction costs, was financed through the Company's loan agreement entered into in October, 1997 (see Note 7). Prior to December 1997, the Company had acquired a minority interest through open market purchases resulting in the equity in income reflected for the period.

     In January, 1998, the Company acquired Right Source, Inc. ("Right Source") for an initial consideration of $17.0 million in cash, plus the repayment of approximately $2.4 million in outstanding indebtedness. Right Source, with offices in South Carolina and Connecticut and training centers in several other states, is a marketing support and training services company, focusing primarily on product launches and customer education for the information technology industry.

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

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. BUSINESS ACQUISITIONS/DISPOSITIONS--(CONTINUED)

  Fiscal 1999 Dispositions

     During fiscal 1999, in connection with the Company's consolidation of hotel audio visual outsourcing operations in Chicago, and as part of the Company's periodic review of the purchase accounting accruals, approximately $2.6 million of liabilities established in connection with certain of the acquisitions completed in fiscal 1996 and 1997 were identified as excess and reversed.

     Effective June 30, 1999, the Company disposed of its design and installation business headquartered in Atlanta. A pre-tax loss of $16.5 million was incurred upon the disposition of the related assets. Total net cash proceeds of approximately $2.0-$3.0 million are expected upon final accounting of the disposition.

     The Company accounted for its acquisitions in accordance with the purchase method and, accordingly, operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective dates of acquisition.

     Certain of the Company's acquisitions have provided for contingent payments for three years following the purchase based upon the achievement of certain performance goals relating to revenue, gross profit or earnings before interest, taxes, depreciation and amortization. Contingent payments are accounted for as additional purchase price as they become known. During the years ending September 30, 1997 and 1999, $2.1 million and $4.5 million was paid and/or accrued as additional consideration with respect to these acquisitions. There were no such payments made in fiscal 1998.

     The following unaudited consolidated pro forma results of operations of the Company for the years ended September 30, 1998 and 1999 give effect to the acquisitions of Visual Action and Right Source, as well as the dispositions of the Company's broadcast video services unit, its U.K. staging and equipment rental services unit, and its Atlanta-based design and installation business and reflect the extraordinary charge resulting from the write-off of unamortized fees relating to the Company's former bank facilities (see Note 7), as if such transactions had occurred in each case on October 1, 1997. The other acquisitions completed by the Company would not have had or did not have, as the case may be, a significant effect on the Company's results of operations during the years ended September 30, 1998 and 1999.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                           -------------------------------------
                                                                            1998
                                                           -------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue.................................................                 $ 695,290
Income before taxes and extraordinary charge............                   (18,527)
Net income..............................................                   (19,942)
Pro forma basic and diluted earnings per common share...                 $   (0.84)


                                                                  YEAR ENDED SEPTEMBER 30,
                                                           -------------------------------------
                                                                           1999
                                                          -------------------------------------

Revenue.................................................                $ 703,685
Income before taxes and extraordinary charge............                  (38,447)
Net income..............................................                  (39,231)
Pro forma basic and diluted earnings per common share...                $   (1.65)

     The above calculation of pro forma basic and diluted net income per common share assumes that approximately 23,616,398 and 23,695,126 shares were outstanding during 1998 and 1999, respectively.

     The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions described above been made at the beginning of fiscal 1998 or of results which may occur in the future.

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. PROPERTY AND EQUIPMENT

     At September 30, 1998 and 1999 property and equipment consisted of:

                                                                                   AT SEPTEMBER 30,
                                                                         ------------------------------------
                                                                             1998                1999
                                                                         ----------------    ----------------
                                                                                    (IN THOUSANDS)
Audiovisual rental and production equipment...........................       $ 85,254            $ 97,274
Furniture and fixtures................................................         13,280               9,363
Information systems...................................................         25,438              24,718
Leasehold improvements................................................         11,670              12,293
Other.................................................................          2,065              10,349
                                                                             --------            --------
                                                                              137,707             153,997
Less--accumulated depreciation and amortization.......................         39,637              53,559
                                                                             --------            --------
                                                                             $ 98,070            $100,438
                                                                             --------            --------
                                                                             --------            --------

     The related depreciation and amortization expense for the years ended September 30, 1998 and 1999 was $25.7 million and $28.9 million, respectively.

7. DEBT

     At September 30, 1998 and 1999, long-term debt consisted of:

                                                                                   AT SEPTEMBER 30,
                                                                         ------------------------------------
                                                                             1998                1999
                                                                         ----------------    ----------------
                                                                                    (IN THOUSANDS)
Credit Agreement......................................................       $394,500            $425,280
Notes payable.........................................................          1,825               1,415
Other.................................................................            915                 444
                                                                             --------            --------
                                                                              397,240             427,139
Less--current portion of long-term debt...............................          1,000               1,299
                                                                             --------            --------
                                                                             $396,240            $425,840
                                                                             --------            --------
                                                                             --------            --------

     At September 30, 1999, the carrying amount of the above commitments approximated fair value.

     On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan ( the "Term Facility" and together with the Revolving Facility, the "Credit Agreement") to be utilized in connection with the acquisition of Visual Action. (See Note 5, Business Acquisitions/Dispositions). The Company recognized an extraordinary loss of $0.6 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. Approximately $4.8 million in debt issuance fees were incurred in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement.

     In May, 1998, the Company repaid approximately $26 million under the Term Facility thereby permanently reducing availability thereunder by such amount. In December, 1998, and July 1999 the terms of the Revolving Facility were amended to reduce the aggregate availability thereunder from $300 million to $250 million, to amend certain financial covenants contained therein and to increase the interest rate on amounts outstanding under the Credit Agreement. Fees of approximately $1.2 million and $1.4 million were incurred in connection with the amendments made to the Credit Agreement in December, 1998 and July 1999, respectively. Such fees will be amortized over the remaining term of the Credit Agreement. As of December 21, 1999, the Company had

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. DEBT--(CONTINUED)

approximately $447.2 million outstanding under the Credit Agreement. Cash on hand as of such date was $11.8 million.

     At June 30, 1999, the Company did not achieve certain of the financial covenants specified in the Credit Agreement. In connection with the amendments made to the Credit Agreement in July 1999 (the "July 1999 Amendment"), the lenders waived through March 30, 2000 all defaults that have arisen or may arise from the failure to satisfy the specified financial covenants for June 30, 1999, September 30, 1999 and December 31, 1999. As part of such amendment, the Company agreed, among other things, to revised covenants regarding minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement for the twelve month periods ending June 30, September 30 and December 31, 1999, and to restrictions on the amount of permitted capital expenditures (as defined in the Credit Agreement), for the three month periods ending September 30 and December 31, 1999.

     At September 30, 1999, the Company was not in compliance with the covenants set forth in the July 1999 Amendment. On December 23, 1999, the Company obtained a further amendment (the "December 1999 Amendment") to the Credit Agreement that, among other things, extended the waivers under the July 1999 Amendment to October 1, 2000, and waived through October 1, 2000 all defaults arising from the failure at September 30, 1999 to satisfy the financial covenants specified in the July 1999 Amendment. As part of the December 1999 Amendment, the Company agreed to a minimum consolidated adjusted EBITDA covenant that is based on post-September 30, 1999 consolidated EBITDA (as defined in the Credit Agreement), and to restrictions on the amount of capital expenditures that may be made by the Company during the fiscal year ending September 30, 2000. The minimum required consolidated adjusted EBITDA, as defined, for fiscal 2000 exceeds levels achieved in fiscal 1999.

     In addition to the waivers and revised financial covenants described above, the December 1999 Amendment provides for the deferral through October 1, 2000 of the principal payments due under the Term Facility on December 31, 1999 and March 31, 2000. The December 1999 Amendment also includes a consent by the lenders that will allow the Company to pursue the possible sale of its audiovisual businesses, provided that certain timing requirements are met and minimum net proceeds exceed a specified amount. If such a transaction is consummated, the Company would be obligated to use the net proceeds, subject to certain adjustments, to pay down amounts outstanding under the Credit Agreement and would be subject to revised financial covenants. There can be no assurance that any such transaction will be entered into or consummated, or that it will meet the parameters required by the December 1999 Amendment.

     The Company believes it will be able to satisfy the financial and other covenants included in the Credit Agreement, as amended. Further, the Company continues to believe it necessary to take actions to reduce its indebtedness under the Credit Agreement, including the possible sale of one or more of its operations. In connection therewith, the Company's financial advisor, Salomon Smith Barney, is assisting the Company in assessing strategic and financial alternatives. There can be no assurance that the Company will be able to take such actions or that it will be able to remain in compliance with the financial covenants specified in the Credit Agreement during the twelve months ending September 30, 2000. Unless further amendments or waivers were to be obtained from the lenders, the failure to satisfy the specified financial covenants or the occurrence of any other event of default under the Credit Agreement, as amended, would entitle the lenders to, among other things, accelerate the maturity of the outstanding borrowings under the Credit Agreement, and exercise all or any of their other rights or remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company.

     As of December 29, 1999, the Company had approximately $437.2 million outstanding under the Credit Agreement, of which $237.6 million was outstanding under the Revolving Facility. Cash on hand at such date was $5.0 million.

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. DEBT--(CONTINUED)

     Fees of approximately $1.2 million, $1.4 million and $1.0 million were incurred in connection with the amendments made to the Credit Agreement in December, 1998, July, 1999, and December 1999, respectively. Such fees will be amortized over the remaining term of the Credit Agreement.

     The maturity date of each of the Term Facility and the Revolving Facility is October, 2001. Interest on outstanding amounts under the Credit Agreement is payable quarterly in arrears and at the option of the Company accrues at either
(i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The applicable margins are subject to change based on the occurrence of certain events. The interest rate on the Credit Agreement is presently LIBOR plus 3.25%. The applicable interst margin is subject to upward adjustment of 0.75% on March 1, 2000 if the Company has not entered into a definitive agreement to sell its audiovisual businesses by such date and an additional 0.75% on June 1, 2000 if such transaction has not been consummated by such date.

     Principal on the Term Facility is payable in quarterly installments, subject to the deferrals described above, with the final scheduled payment due on October 1, 2001. Subject to reductions in such quarterly installments for any prepayments made under the Term Facility, at present, the Company will be required to repay an aggregate of: (i) $17.8 million in fiscal 2000,
(ii) $50.4 million in fiscal 2001 and (iii) 132.4 million in fiscal 2002. The Company is permitted and intends (to the extent available) to draw on the Revolving Facility to make certain of the above payments.

     The Credit Agreement is secured by substantially all of the assets of the Company and its material subsidiaries, and the Company and its subsidiaries have pledged the stock of their respective subsidiaries for the ratable benefit of its lending banks. In addition to the financial covenants described above, the Credit Agreement contains certain other covenants and restrictions customary for credit facilities of a similar nature, including without limitation, restrictions on the ability of the Company to pay dividends.

     The aggregate scheduled payments of all long-term debt outstanding at September 30, 1999 (including amounts outstanding under the Term Facility), for the next three fiscal years, are as follows: 2000--$19.1 million;
2001--$75.9 million; 2002--$332.1 million; totaling $427.1 million.

8. CAPITAL STOCK

  1996 Stock Option Plan

     Effective January 1, 1996, the Company adopted the 1996 Stock Option Plan (the "Option Plan"). The Option Plan is designed to provide employees with a more direct stake in the Company's future welfare and an incentive to remain with the Company. The Option Plan provides that options for an aggregate of 2,500,000 shares of the Company's common stock shall be available for grant, subject to authorization by the Compensation Committee of the Board of Directors. The purchase price per share under the Option Plan is the market price of the common stock on the grant date. Generally, options granted under the Option Plan vest over a period of three years from the grant date.

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

The Sinclair Options

     In connection with an employment agreement, dated as of December 21, 1998, between Christopher A. Sinclair and the Company, the Board of Directors approved the grant to Mr. Sinclair of options to purchase an

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. CAPITAL STOCK--(CONTINUED)

aggregate of 600,000 shares of common stock (the "Sinclair Options"), subject to the approval of the stockholders of the Company.

     The stockholders of the Company approved the grant of the Sinclair Options at the Annual Meeting of Stockholders held on March 16, 1999. Of the Sinclair Options, (i) 350,000 options have an exercise price per share of $8.5625, which was the average of the high and the low reported sale prices of the common stock on December 21, 1998 ("Option Grants A"), and (ii) 250,000 options have an exercise price per share of the $15.00 ("Option Grant B"). The market price of the Company's Common Stock on March 16, 1999, was less than the exercise price of each of Option Grant A and Option Grant B.

     The Board of Directors granted the Sinclair Options to Mr. Sinclair to induce him to join the Company as its President and Chief Executive Officer and to provide additional motivation and incentive for Mr. Sinclair in the performance of his duties on behalf of the Company beyond the cash compensation paid pursuant to the terms of his employment agreement with the Company.

     Except for their respective exercise prices, the terms and conditions of Option Grant A and Option Grant B are identical in all respects. In addition, although the Sinclair Options were not granted under the 1996 Option Plan, except for certain terms relating to the vesting and exercise of options upon resignation or termination from employment, the terms and conditions of the stock options granted under the 1996 Option Plan have been substantially incorporated into the terms and conditions of the Sinclair Options.

     As of September 30, 1999, stock options to purchase an aggregate of 1,989,406 shares of Common Stock were outstanding, of which options to purchase 67,426 shares of Common Stock were vested.

     The Company applies the provisions of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based awards. Accordingly, no compensation cost has been recognized for its stock option plans.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5%, 4% and 6% in 1997, 1998 and 1999, respectively; a dividend yield of 0% in 1997, 1998 and 1999; volatility of 32.7% in 1997, 67.4% in 1998 and 77.4% in 1999, respectively, and an expected life of 5 years in 1997, 1998 and 1999.

     Had the Company elected to apply the provisions of Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock Based Compensation, net income would have been reduced by $675,000, or $0.03 per share, $823,000, or $0.03, and $1,372,000, or $.06 per share, for fiscal years 1997, 1998 and 1999, respectively.

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. CAPITAL STOCK--(CONTINUED)

     A summary of the status of the Company's option plans at September 30, 1999 and activity during the years ended September 30, 1999 is as follows:

                                                       1997                        1998                        1999
                                             ------------------------    ------------------------    ------------------------
                                                 WEIGHTED AVERAGE            WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                             ------------------------    ------------------------    ------------------------
                                             SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                             ------    --------------    ------    --------------    ------    --------------
                                                                         (IN THOUSANDS OF SHARES)
Outstanding at beginning of year..........     303         $14.75          737         $23.22        1,048         $21.75
Options granted...........................     461          28.38          561          20.25        2,024           8.68
Options exercised.........................      --             --          (30)         23.38           --             --
Options forfeited/expired.................     (27)         16.14         (220)         23.10       (1,083)         16.06
                                              ----         ------        ------        ------        ------        ------
Options outstanding at end of year........     737          23.22        1,048          21.75        1,989           9.23
                                              ----         ------        ------        ------        ------        ------
Exercisable at end of year................     110          15.84          275          20.69           67          16.52
                                              ----         ------        ------        ------        ------        ------
Weighted average fair value of options
  granted during the year.................                  10.67                       12.00                        5.80
                                                           ------                      ------                      ------

     A summary of information about stock options outstanding and options exercisable at September 30, 1999 is as follows (In thousands of shares):

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                           ----------------------------------------------    --------------------------
                                                     WEIGHTED AVERAGE    WEIGHTED AVERAGE              WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                   SHARES    REMAINING TERM      EXERCISE PRICE      SHARES    EXERCISE PRICE
----------------------------------------   ------    ----------------    ----------------    ------    ----------------
$6.66 to $8.56..........................   1,600           9.25               $ 7.81            --              --
$14.44 to $20.63........................     384           8.90               $15.71            64          $16.24
$21.875 to $32.78.......................       5           7.48               $21.98             3          $21.94
                                           ------                                             ----
$6.66 to $32.78.........................   1,989           9.18               $ 9.23            67          $16.52

9. RELATED PARTY TRANSACTIONS

     In the normal course of producing projects for clients, the Company periodically uses the services of individuals related to and/or companies owned by relatives of certain of its employees. During the years ending September 30, 1997, 1998 and 1999, the Company paid such vendors approximately $0.6 million, $1.4 million and $2.1 million, respectively.

     Rent paid to related parties during the years ending September 30, 1997, 1998 and 1999 was $0.6 million, $0.6 million and $0.4 million, respectively.

     During fiscal 1998, the Company made loans aggregating $0.3 million to an executive officer of the Company. The loans were made in part in connection with the relocation of such executive and for other personal purposes. The loans bear an interest rate of 8% per annum and mature in annual installments over a period of three years.

10. EMPLOYEE BENEFIT PLANS

     The Company maintains several defined contribution plans covering all qualified employees. Effective January 1, 1997, the Company began matching $0.25 for each dollar contributed by an employee, up to a maximum of 3% of such employee's base compensation (subject to applicable limits under the Internal Revenue Code of 1986, as amended. In addition, the Company continues to maintain several existing defined contribution plans that it inherited in connection with its acquisition of Visual Action in December, 1997. Under such plans, the Company contributes varying amounts ranging from $0.25 to $0.50 for each dollar contributed by an

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. EMPLOYEE BENEFIT PLANS--(CONTINUED)

employee to such plan up to a maximum of 4% of base salary. Company matching contributions during the years ended September 30, 1998 and 1999 totaled $1.0 million and $1.6 million, respectively.

11. INCOME TAXES

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

     Significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and September 30, 1999 are as follows:

                                                                             1998       1999
                                                                            ------    --------
                                                                              (IN THOUSANDS)
DEFERRED TAX ASSETS:
NOL and tax credit carryforwards.........................................   $1,776    $ 23,900
Accrued interest.........................................................      247         247
Allowance for doubtful accounts..........................................      733         691
Restructuring and other reserves.........................................    4,351       1,791
                                                                            ------    --------
Total deferred tax assets................................................    7,107      26,629
Valuation allowance......................................................     (653)    (14,640)
                                                                            ------    --------
Net deferred tax assets..................................................    6,454      11,989

DEFERRED TAX LIABILITIES:
Tax over book depreciation and amortization..............................    5,293       8,003
Adjustments for differences in basis of acquired assets..................       --       8,000
Amortization of intangibles..............................................      389       3,653
Other....................................................................      410         225
                                                                            ------    --------
Total deferred tax liabilities...........................................    6,092      19,881
                                                                            ------    --------
Net deferred tax liability/(asset).......................................   $ (362)   $  7,892
                                                                            ------    --------
                                                                            ------    --------

     At September 30, 1999, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $54.3 million, of which, $1.6 million expire in the years 2001 through 2007 and $52.7 million expire in the year 2019. The Company also has tax loss carryforwards for state and local tax purposes. A valuation allowance has been recorded to the extent the Company believes the benefit from the tax loss carryforwards will not be realized. In addition, approximately $1.6 million of the NOL carryforwards may be subject to limitations under the change in ownership provisions of the Internal Revenue Code and may also be limited for state and local income tax purposes. The Company has not recorded any future benefit related to the usage of these NOL carryforwards.

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. INCOME TAXES--(CONTINUED)

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                            1997       1998       1999
                                                                           -------    -------    -------
                                                                                  (IN THOUSANDS)
Current:
  Federal...............................................................   $ 7,224    $(2,041)   $(6,052)
  State.................................................................     2,150        831        (58)
  Foreign...............................................................     1,112        280        206
                                                                           -------    -------    -------
          Total current tax.............................................    10,486       (930)    (5,904)
Deferred:
  Federal...............................................................     1,758      1,345     (1,879)
  State.................................................................       352       (992)       858
  Foreign...............................................................       (45)     1,201      1,275
                                                                           -------    -------    -------
          Total deferred tax............................................     2,065      1,554        254
                                                                           -------    -------    -------
Total provision for taxes...............................................   $12,551    $   624    $(5,650)
                                                                           -------    -------    -------
                                                                           -------    -------    -------

     For fiscal 1999, tax benefit has been recorded to the extent the current year tax loss can be carried back and for a portion of the tax loss carried forward.

     The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                           1997       1998        1999
                                                                          -------    -------    --------
                                                                                  (IN THOUSANDS)
Tax expense at statutory rate..........................................   $10,714    $   546    $(20,280)
State income tax expense/(benefit) (net of federal tax)................     1,626       (104)        521
Non-deductible goodwill amortization...................................       483      1,236       5,745
Non-deductible expenses................................................       113        181         587
Losses without benefit.................................................      (645)       (19)     10,478
Rate differential related to foreign operations........................        --     (1,205)     (2,760)
Other..................................................................       260        (11)         59
                                                                          -------    -------    --------
                                                                          $12,551    $   624    $ (5,650)
                                                                          -------    -------    --------
                                                                          -------    -------    --------

12. SEGMENT INFORMATION

     In accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, set forth below is selected financial information about the Company's reportable operating segments.

  Description of Segments

     During fiscal 1999, the Company had five reportable segments: the Communications Division, Hotel Services, Staging and Meeting Services, Rental Services and Melville Exhibition Services, Ltd. ("MES"). The Communications Division produces meetings, events and training programs that enable businesses to inform, sell to and train their sales forces, dealers, stockholders and employees. Hotel Services provides audiovisual equipment rental services to hotels via an on-site presence of both equipment and technical support staff. The Staging and Meeting Services Division is a provider of audiovisual equipment, technical labor and related staging services to production companies and other corporations for use during meetings, trade shows, conventions and presentations. Rental Services is a remote full service provider on an as-needed basis to local and national

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. SEGMENT INFORMATION--(CONTINUED)

corporations, convention centers and smaller hotels. MES provides exhibition services in the United Kingdom, offering fully integrated services to exhibition organizers, hall owners, exhibitors and other exhibition contractors.

     During fiscal 1999, the Company reorganized its audiovisual services businesses into separate operating units: Hotels Services, Staging and Meeting Services and Rental Services. Prior to fiscal 1999, the Company operated the audiovisual services businesses on a combined basis. It is impracticable to furnish separate financial data relating to the fiscal years ended
September 30, 1997 and 1998 in conformity with the current reporting segments within the audiovisual services group.

  Measurement of Segment Profit or Loss

     The Company evaluates performance based upon revenues, gross profit and profit or loss from operations before interest, income taxes, depreciation and amortization ("EBITDA"). The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Interdivision sales are recorded at the Company's costs; there is no intercompany profit or loss on interdivision sales.

YEAR ENDED SEPTEMBER 30, 1999 (AMOUNTS IN THOUSANDS)

                                  STAGING &                             TOTAL
                       HOTEL      MEETING      RENTALS                  AUDIO
                      SERVICES    SERVICES     SERVICES    OTHER(B)     VISUAL       MES      COMMUNICATIONS     TOTAL
                      --------    ---------    --------    --------    --------    -------    --------------    --------
Revenue............   $261,597     $89,390     $ 22,212      22,319    $395,518    $52,049       $302,087       $749,654
Gross Profit.......     52,894       8,149        6,480       8,834      76,357     17,602         90,511        184,470
EBITDA.............     37,142      11,416        4,176      (2,607)     50,127(a)   5,856         23,522         79,505
Segment assets.....     91,089      32,161       13,471          --     136,721     17,329         86,756        240,806
Capital
 expenditures......     21,347       8,962        2,583         196      33,088      1,732         10,591         45,411

(a) Excludes $8.4 million in costs incurred during fiscal 1999 related to the Company's former Atlanta-based audio visual headquarters.

(b) Represents results of operations of the Company's design and installation business which was disposed in June, 1999.

YEAR ENDED SEPTEMBER 30, 1998 (AMOUNTS IN THOUSANDS)

                                                                 AUDIO
                                                                 VISUAL       MES      COMMUNICATIONS     TOTAL
                                                                --------    -------    --------------    --------
Revenue......................................................   $366,697    $48,243       $296,393       $711,333
Gross Profit.................................................     86,960     18,301         91,882        197,143
EBITDA.......................................................     38,398      7,706         26,240         72,344
Segment assets...............................................    142,154     22,430        107,213        271,797
Capital expenditures.........................................     30,791      1,545         14,118         46,454

YEAR ENDED SEPTEMBER 30, 1997 (AMOUNTS IN THOUSANDS)

                                                                AUDIO
                                                                VISUAL       MES       COMMUNICATIONS     TOTAL
                                                               --------    --------    --------------    --------
Revenue.....................................................   $131,844    $     --       $213,238       $345,082
Gross Profit................................................     44,959          --         68,258        113,217
EBITDA......................................................     23,237          --         24,065         47,302
Segment assets..............................................     80,386          --         71,859        152,245
Capital expenditures........................................     13,780          --          3,945         17,725

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. SEGMENT INFORMATION--(CONTINUED)

RECONCILIATIONS TO CONSOLIDATED STATEMENT OF OPERATIONS (amounts in thousands)

                                                                                  1999        1998        1997
                                                                                --------    --------    --------
Total external revenue for reportable segments...............................   $726,004    $696,777    $342,258
Interdivision revenue for reportable segments................................     23,650      14,556       2,825
Elimination of interdivision revenue.........................................    (23,650)    (14,556)     (2,825)
                                                                                --------    --------    --------
  Total consolidated revenue.................................................   $726,004    $696,777    $342,258
                                                                                --------    --------    --------
                                                                                --------    --------    --------
Total "EBITDA" for reportable segments.......................................   $ 79,505    $ 72,344    $ 47,302
Rental equipment write-downs included in cost of rental revenue..............     (3,700)         --          --
Restructuring charge.........................................................    (10,769)     (6,953)         --
Loss on disposal of assets...................................................    (16,500)         --          --
Reserves/write-offs relating to accounts receivable..........................     (6,167)         --          --
Costs related to the former Atlanta-based audiovisual headquarters...........     (8,407)         --          --
Corporate expenses...........................................................    (13,392)     (1,705)     (1,178)
                                                                                --------    --------    --------
Total consolidated operating income before depreciation and amortization
  expense....................................................................     20,570      63,686      46,124
Depreciation and amortization expense,
  including depreciation in cost of revenue..................................    (43,563)    (37,802)    (13,082)
                                                                                --------    --------    --------
  Total consolidated operating income (loss).................................   $(22,993)   $ 25,884    $ 33,042
                                                                                --------    --------    --------
                                                                                --------    --------    --------

RECONCILIATIONS TO CONSOLIDATED BALANCE SHEETS (amounts in thousands)

                                                                                 1999         1998         1997
                                                                                 ----         ----         ----
Total assets for reportable segments.......................................    $240,806     $271,797     $152,245
Goodwill, net..............................................................     409,204      419,581      157,154
Corporate assets...........................................................       9,459        6,571        4,478
                                                                               --------     --------     --------
   Total consolidated assets...............................................    $659,469     $697,949     $313,877
                                                                               --------     --------     --------
                                                                               --------     --------     --------

  Foreign Operations

     The Company's foreign operations, principally located in the United Kingdom, had identifiable assets, including goodwill, of $55.4 million, $99.4 million and $105.1 million at September 30, 1997, 1998 and 1999, respectively. Revenues of $52.8 million, $143.9 million and $153.9 million, and operating profits of $1.5 million, $12.1 million and $10.7 million, related to the Company's foreign operations are included in the results of operations for the years ended September 30, 1997, 1998 and 1999, respectively.

13. COMMITMENTS AND CONTINGENCIES

     Minimum annual rentals under noncancelable leases, excluding escalations based upon increases in real estate taxes and operating expenses, are payable as follows, for the year ended September 30, 2000--$16.1 million; 2001--$13.8 million; 2002--$12.4 million; 2003--$11.2 million; 2004--$9.8 million;
thereafter--$19.7 million; totaling $83.0 million.

     Rent expense charged to operations in fiscal 1997, fiscal 1998 and fiscal 1999 was $6.6 million, $9.4 million and $11.0 million, respectively.

     On March 25, 1999, a purported shareholder class action was filed in the United States District Court for the Southern District of New York (the "Southern District") against the Company and certain of its current and former officers and one of its directors. On May 7, 1999, a purported shareholder class action substantially identical to the March 25th action was filed in the Southern District against the Company and the same individuals named in the March 25th action. Both lawsuits allege, among other things, that defendants misrepresented the Company's ability to integrate various companies it was acquiring and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The lawsuits seek unspecified money damages, plus costs and expenses, including attorneys' fees and expert fees. The Company believes it has meritorious defenses to this action and intends to defend the lawsuit vigorously. In November, 1999, the Court issued an order consolidating the lawsuits into a single action and appointing lead plaintiffs and lead counsel. It is anticipated that an amended consolidated complaint will be filed by the plaintiffs in early 2000.

     In addition to the litigation described above, from time to time, the Company is a party to various in legal proceedings incidental to its business. Although the ultimate disposition of these proceedings is not determinable, in the opinion of the Company, none of such proceedings has had or is likely to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid was $2.0 million, $21.9 million and $33.5 million during the years ended September 30, 1997, 1998 and 1999, respectively. Taxes paid were $8.1 million and $12.2 million during the years ended September 30, 1997 and 1998 respectively. No taxes were paid during the year ended September 30, 1999.

15. EARNINGS PER COMMON SHARE

     Effective October 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. The standard requires a change in the method used to compute earnings per share, a dual presentation of basic earnings per common share and diluted earnings per common share and the restatement of prior periods presented.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                          1997       1998        1999
                                                                        --------    -------    --------
                                                                            (AMOUNTS IN THOUSANDS,
                                                                           EXCEPT PER SHARE AMOUNTS)
Net income for basic and diluted earnings per share:
  Income before taxes and extraordinary charge.......................   $ 30,613    $ 1,559    $(57,943)
  Tax provision......................................................    (12,551)      (624)     (5,650)
                                                                        --------    -------    --------
  Net income before extraordinary charge.............................     18,062        935     (52,293)
  Extraordinary charge...............................................         --       (605)         --
                                                                        --------    -------    --------
  Net income.........................................................   $ 18,062    $   330    $(52,293)
                                                                        --------    -------    --------
                                                                        --------    -------    --------
Weighted average shares of common stock outstanding:
  Weighted average shares of common stock outstanding for basic
     earnings per share..............................................     21,719     23,616      23,695
  Effect of stock options............................................         --         --          --
                                                                        --------    -------    --------
  Weighted average shares of common stock outstanding for diluted
     earnings per share..............................................     21,719     23,616      23,695
                                                                        --------    -------    --------
                                                                        --------    -------    --------
Basic and diluted earnings per share:
  Net income before extraordinary charge.............................   $   0.83    $  0.04    $  (2.21)
  Extraordinary charge...............................................         --      (0.03)         --
                                                                        --------    -------    --------
  Net income.........................................................   $   0.83    $  0.01    $  (2.21)
                                                                        --------    -------    --------
                                                                        --------    -------    --------

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be contained in the Proxy Statement are herby incorporated by reference. See also "Executive Officers and Directors of the Company" set forth in Item 4A of Part I hereto.

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

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON DECEMBER 29, 1999.

                                              CARIBINER INTERNATIONAL, INC.
                                                       (Registrant)

                                          By:  /s/ ROBERT F. BURLINSON
          ----------------------------------
                                                   Robert F. Burlinson
                                               Executive Vice President and
                                                 Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   ------------------

       /s/ CHRISTOPHER A. SINCLAIR          Chairman of the Board, President and Chief       December 29, 1999
------------------------------------------  Executive Officer (Principal Executive
         Christopher A. Sinclair            Officer)


         /s/ ROBERT F. BURLINSON            Executive Vice President and Chief Financial     December 29, 1999
------------------------------------------  Officer (Principal Financial and Accounting
           Robert F. Burlinson              Officer)


          /s/ RAYMOND S. INGLEBY            Director                                         December 29, 1999
------------------------------------------
            Raymond S. Ingleby


            /s/ ERROL M. COOK               Director                                         December 29, 1999
------------------------------------------
              Errol M. Cook


           /s/ BRYAN D. LANGTON             Director                                         December 29, 1999
------------------------------------------
             Bryan D. Langton


            /s/ SIDNEY LAPIDUS              Director                                         December 29, 1999
------------------------------------------
              Sidney Lapidus


          /s/ DAVID E. LIBOWITZ             Director                                         December 29, 1999
------------------------------------------
            David E. Libowitz


        /s/ C. ANTHONY WAINWRIGHT           Director                                         December 29, 1999
------------------------------------------
          C. Anthony Wainwright

                      [This page intentionally left blank]

                               INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------    ---------------------------------------------------------------------------------------------------------
  3.1      --   Restated Certificate of Incorporation of the Company, filed March 15, 1996, with the Secretary of
                State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly Report on
                Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).
  3.2      --   Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed
                March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the
                Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).
  3.3      --   Third Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).
    4      --   Specimen of Certificate of Common Stock of the Company (filed as Exhibit 4 to the Company's
                Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
+10.1      --   1996 Stock Option Plan of the Company, as amended (filed as exhibit 10.1 to the Company's Quarterly
                Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
+10.2      --   Form of Stock Option Agreement in connection with 1996 Stock Option Plan of the Company (filed as
                Exhibit 10.2 to the Company's Annual Report on Fork 10-K for the fiscal year ended September 30,
                1996 and incorporated herein by reference).
+10.3      --   Non-Employee Directors' Stock Plan of the Registrant (filed as an exhibit to the Company's
                Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
+10.4      --   Employment Agreement, dated as of October 1, 1995 (the "Ingleby Employment Agreement"), by and
                between the Company and Raymond S. Ingleby (filed as Exhibit 10.5 to the Company's Registration
                Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
+10.5      --   Amendment No.1, dated as of October 1, 1998, to the Ingleby Employment Agreement.
+10.6      --   Amendment No. 2, dated as of May 13, 1999, to the Ingleby Employment Agreement.
+10.7      --   Employment Agreement, dated as of December 21, 1998, by and between the Company and Christopher A.
                Sinclair (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
+10.8(a)   --   Stock Option Agreement, dated as of December 21, 1998, between the Company and Christopher A.
                Sinclair in respect of the grant to Mr. Sinclair of options to purchase an aggregate of 350,000 shares of common stock of the Company (filed as Exhibit 10.2(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).
+10.8(b)   --   Stock Option Agreement, dated as of December 21, 1998, between the Company and Christopher A.
                Sinclair in respect of the grant to Mr. Sinclair of options to purchase an aggregate of 250,000 shares of common stock of the Company (filed as Exhibit 10.2(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).
+10.9      --   Employment Agreement, dated as of July 25, 1995, by and between Caribiner, Inc. and Brian Shepherd
                (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended
                September 30, 1996 and incorporated herein by reference).
+10.10     --   Employment Agreement, dated June 9, 1998, by and between the Company and Robert F. Burlinson (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1998).
+10.11     --   Letter Agreement, dated April 1, 1999, by and between the Company and Richard R. Gros.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------    ---------------------------------------------------------------------------------------------------------
+10.12     --   Letter Agreement, dated April 29, 1999, by and between the Company and John C. Voaden.
10.13      --   Credit Agreement, dated as of October 28, 1997 (the "Credit Agreement"), among the Company,
                Caribiner, Inc., the several lenders named therein and the Chase Manhattan Bank, as Administrative
                Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
10.14      --   First Amendment and Agreement, dated as of March 31, 1998, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
10.15      --   Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
10.16      --   Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                quarterly period ended June 30, 1999 and incorporated herein by reference).
10.17      --   Fourth Amendment, Consent and Waiver, dated as of December 23, 1999, to the Credit Agreement
                (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request.)
10.18      --   Stockholders Agreement, dated as of March 15, 1996, among the Company, Warburg, Pincus Investors,
                L.P. and Raymond S. Ingleby (filed as an exhibit to the Company's Registration Statement on Form
                S-1 (Registration No. 33-80481) and incorporated herein by reference).
   21      --   Subsidiaries of the Company.
   23      --   Consent of Ernst & Young LLP.
   27      --   Financial Data Schedule.

------------------
  + Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(a) (3) of the requirements to Form 10-K.