Form 10-K/A
period 1999-09-30
CARIBINER INTERNATIONAL INC
filed 2000-01-27
CIK 1005015

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

    /x/ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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


     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1999, as set forth in the pages attached hereto.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1998 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.


                                          /s/ ERNST & YOUNG LLP

New York, New York
December 28, 1999

                         CARIBINER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                                SEPTEMBER 30,
                                                                                             --------------------
                                                                                               1998        1999
                                                                                             --------    --------
                                          ASSETS
Current Assets:
  Cash and cash equivalents...............................................................   $ 15,117    $  1,675
  Trade accounts receivable, net of allowance for doubtful accounts of $2,150 in 1998 and
     $4,693 in 1999.......................................................................    124,936     100,446
  Deferred charges........................................................................     12,923       8,301
  Prepaid expenses and other current assets...............................................     11,610      20,173
                                                                                             --------    --------
     Total Current Assets.................................................................    164,586     130,595
  Property and equipment, net.............................................................     98,070     100,438
  Goodwill, net...........................................................................    419,581     409,204
  Taxes receivable........................................................................      4,479       4,548
  Deferred tax asset......................................................................        362          --
  Other assets............................................................................     10,871      14,684
                                                                                             --------    --------
Total Assets..............................................................................   $697,949    $659,469
                                                                                             ========    ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.......................................................   $  1,000    $  1,299
  Trade accounts payable..................................................................     23,739      22,527
  Accrued expenses and other current liabilities..........................................     39,449      40,436
  Accrued production costs................................................................     25,331      20,259
  Deferred income.........................................................................     18,093      11,617
                                                                                             --------    --------
     Total Current Liabilities............................................................    107,612      96,138
  Long-term debt..........................................................................    396,240     425,840
  Deferred income.........................................................................      8,409       4,975
  Deferred tax liability..................................................................         --       7,892
  Other liabilities.......................................................................      9,913       2,144
                                                                                             --------    --------
Total Liabilities.........................................................................    522,174     536,989

Stockholders' Equity:
  Preferred stock, $.01 par value:
     2,000 shares authorized, none issued and outstanding at 1998 and 1999................         --          --
  Common stock, $.01 par value:
     40,000 voting shares authorized, and 23,689 and 23,697 shares issued and outstanding
      at 1998 and 1999, respectively......................................................        236         236
  Additional paid-in capital..............................................................    167,608     167,677
  Accumulated other comprehensive income (loss)...........................................     (3,714)     (4,785)
  Retained earnings (deficit).............................................................     11,645     (40,648)
                                                                                             --------    --------
     Total Stockholders' Equity...........................................................    175,775     122,480
                                                                                             --------    --------
Total Liabilities and Stockholders' Equity................................................   $697,949    $659,469
                                                                                             ========    ========

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                  1997        1998        1999
                                                                                --------    --------    --------
                                                                                     (AMOUNTS IN THOUSANDS,
                                                                                     EXCEPT PER SHARE DATA)
Service revenue..............................................................   $213,239    $296,393    $302,087
Rental revenue...............................................................    131,843     414,941     447,567
Intercompany eliminations....................................................     (2,824)    (14,556)    (23,650)
                                                                                --------    --------    --------

     Total revenue...........................................................    342,258     696,778     726,004
                                                                                --------    --------    --------
Cost of service revenue......................................................    144,980     204,511     211,576
Cost of rental revenue (note 4)..............................................     86,885     309,680     357,308
Intercompany eliminations....................................................     (2,824)    (14,556)    (23,650)
                                                                                --------    --------    --------

     Total cost of revenue...................................................    229,041     499,635     545,234
                                                                                --------    --------    --------

Gross profit.................................................................    113,217     197,143     180,770

Operating expenses:
  Selling, general and administrative expenses (note 4)......................     71,270     143,408     149,147
  Restructuring charge (note 3)..............................................         --       6,953      10,769
  Loss on disposal of assets (note 5)........................................         --          --      16,500
  Depreciation and amortization..............................................      8,905      21,586      27,347
                                                                                --------    --------    --------

     Total operating expenses................................................     80,175     171,947     203,763

Equity in income of affiliated company (note 5)..............................         --         688          --
                                                                                --------    --------    --------

Operating income (loss)......................................................     33,042      25,884     (22,993)

Interest expense, net........................................................      2,429      24,325      34,950
                                                                                --------    --------    --------

Income (loss) before taxes and extraordinary charge..........................     30,613       1,559     (57,943)
Provision (benefit) for taxes................................................     12,551         624      (5,650)
                                                                                --------    --------    --------

Income (loss) before extraordinary charge....................................     18,062         935     (52,293)
Extraordinary charge on early extinguishment of debt (net of income taxes of
  $403) (note 7).............................................................         --         605          --
                                                                                --------    --------    --------
Net income (loss)............................................................   $ 18,062    $    330    $(52,293)
                                                                                ========    ========    ========

Basic and diluted earnings per common share:
  Income (loss) before extraordinary charge..................................   $   0.83    $   0.04    $  (2.21)
  Extraordinary charge.......................................................         --       (0.03)         --
                                                                                --------    --------    --------

Net income (loss) per common share...........................................   $   0.83    $   0.01    $  (2.21)
                                                                                ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                         CARIBINER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                              -----------------------------------
                                                                                1997         1998         1999
                                                                              ---------    ---------    ---------
                                                                                    (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)........................................................   $  18,062    $     330    $ (52,293)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Restructuring charge, net of cash payments............................          --        4,125        9,669
     Loss on disposal of assets............................................          --           --       16,500
     Fixed asset write-offs................................................          --           --        4,439
     Extraordinary charge on early extinguishment of debt, net of tax......          --          605           --
     Depreciation and amortization.........................................      13,082       37,801       43,563
  Change in assets and liabilities, net of amounts acquired:
     (Increase) decrease in accounts receivable............................     (19,547)     (11,158)      18,206
     (Increase) decrease in deferred charges...............................       1,469       (1,880)       2,235
     (Increase) decrease in prepaid expenses and other current assets......      (3,714)       1,280       (9,030)
     (Increase) decrease in taxes receivable...............................       2,867      (11,935)         185
     (Decrease) in other assets............................................      (1,646)      (3,866)      (1,503)
     (Decrease) in accounts payable........................................        (450)      (3,851)        (290)
     Increase (decrease) in deferred income................................      (5,165)       6,428       (9,582)
     Increase (decrease) in accrued expenses and other liabilities.........       2,926        5,111       (7,260)
                                                                              ---------    ---------    ---------

     Net cash provided by operating activities.............................       7,884       22,990       14,839
                                                                              ---------    ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment....................................     (17,725)     (46,454)     (45,410)
     Net proceeds from disposition of businesses...........................          --       48,892           --
     Acquisition of intangibles and businesses, net of cash acquired.......    (110,797)    (305,411)      (9,866)
                                                                              ---------    ---------    ---------

     Net cash used in investing activities.................................    (128,522)    (302,973)     (55,276)
                                                                              ---------    ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock...............................      85,792           --           --
  Proceeds from exercise of stock options..................................          --          667           --
  Net repayments of bank line of credit....................................      (6,000)          --           --
  Proceeds from long-term debt.............................................     135,870      759,122      174,550
  Repayments of long-term debt.............................................     (92,517)    (470,478)    (144,457)
  Deferred financing fees..................................................      (1,032)      (3,812)      (2,836)
                                                                              ---------    ---------    ---------

     Net cash provided by financing activities.............................     122,113      285,499       27,257
                                                                              ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents...............         346         (652)        (262)
                                                                              ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents.......................       1,821        4,864      (13,442)
Cash and cash equivalents beginning of year................................       8,432       10,253       15,117
                                                                              ---------    ---------    ---------

Cash and cash equivalents end of year......................................   $  10,253    $  15,117    $   1,675
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

                                                                                         ACCUMULATED
                                                COMMON STOCK     ADDITIONAL   RETAINED     OTHER            TOTAL
                                              ----------------    PAID-IN     EARNINGS   COMPREHENSIVE   STOCKHOLDERS'
                                              SHARES    AMOUNT    CAPITAL     (DEFICIT)  INCOME (LOSS)     EQUITY
                                              -------   ------   ----------   --------   -------------   -------------
Balance at September 30,
  1996......................................  $19,197    $192     $ 59,937    $ (6,747)     $    86        $  53,468
Net income..................................       --      --           --      18,062           --           18,062
Foreign currency translation adjustment.....       --      --           --          --          (75)             (75)
                                                                                                           ---------
Other comprehensive income..................                                                                  17,987
Issuance of common stock under non-employee
  directors' stock plan.....................        2      --           37          --           --               37
Issuance of common stock upon offering......    3,744      37       85,754          --           --           85,791
Issuance of common stock upon acquisitions
  completed during fiscal 1997..............      474       5       14,146          --           --           14,151
                                              -------    ----     --------    --------      -------        ---------

Balance at September 30,
  1997......................................   23,417     234      159,874      11,315           11          171,434
Net income..................................       --      --           --         330           --              330
Foreign currency translation adjustment.....       --      --           --          --       (3,725)          (3,725)
                                                                                                           ---------
Other comprehensive (loss)..................                                                                  (3,395)
Issuance of common stock upon acquisitions
  completed during fiscal 1998..............      239       2        7,042          --           --            7,044
Issuance of common stock upon exercise of
  stock options.............................       33       *          692          --           --              692
                                              -------    ----     --------    --------      -------        ---------
Balance at September 30,
  1998......................................   23,689     236      167,608      11,645       (3,714)         175,775

Net loss....................................       --      --           --     (52,293)          --          (52,293)

Foreign currency translation adjustment.....       --      --           --          --       (1,071)          (1,071)
                                                                                                           ---------

Other comprehensive (loss)..................                                                                 (53,364)

Issuance of common stock....................        8       *           69          --                            69
                                              -------    ----     --------    --------      -------        ---------
Balance at September 30,
  1999......................................   23,697    $236     $167,677    $(40,648)     $(4,785)       $ 122,480
                                              =======    ====     ========    ========      =======        =========

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

                                                                 YEAR ENDED SEPTEMBER 30,
                                                           -------------------------------------
                                                                   1998            1999
                                                           -------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue.................................................       $ 695,290          $ 703,685
Income before taxes and extraordinary charge............         (18,527)           (38,447)
Net income..............................................         (19,942)           (39,231)
Pro forma basic and diluted earnings per common share...       $   (0.84)         $   (1.65)

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

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. PROPERTY AND EQUIPMENT

     At September 30, 1998 and 1999 property and equipment consisted of:

                                                                                   AT SEPTEMBER 30,
                                                                         ------------------------------------
                                                                             1998                1999
                                                                         ----------------    ----------------
                                                                                    (IN THOUSANDS)
Audiovisual rental and production equipment...........................       $ 85,254            $ 97,274
Furniture and fixtures................................................         13,280               9,363
Information systems...................................................         25,438              24,718
Leasehold improvements................................................         11,670              12,293
Other.................................................................          2,065              10,349
                                                                             --------            --------
                                                                              137,707             153,997
Less--accumulated depreciation and amortization.......................         39,637              53,559
                                                                             --------            --------
                                                                             $ 98,070            $100,438
                                                                             ========            ========

     The related depreciation and amortization expense for the years ended September 30, 1998 and 1999 was $25.7 million and $28.9 million, respectively.

7. DEBT

     At September 30, 1998 and 1999, long-term debt consisted of:

                                                                                   AT SEPTEMBER 30,
                                                                         ------------------------------------
                                                                             1998                1999
                                                                         ----------------    ----------------
                                                                                    (IN THOUSANDS)
Credit Agreement......................................................       $394,500            $425,280
Notes payable.........................................................          1,825               1,415
Other.................................................................            915                 444
                                                                             --------            --------
                                                                              397,240             427,139
Less--current portion of long-term debt...............................          1,000               1,299
                                                                             --------            --------
                                                                             $396,240            $425,840
                                                                             ========            ========

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

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. CAPITAL STOCK--(CONTINUED)

     A summary of the status of the Company's option plans at September 30, 1999 and activity during the years ended September 30, 1999 is as follows:

                                                      1997                        1998                        1999
                                            ------------------------    ------------------------    ------------------------
                                                WEIGHTED AVERAGE            WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                            ------------------------    ------------------------    ------------------------
                                            SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                            ------    --------------    ------    --------------    ------    --------------
                                                                        (IN THOUSANDS OF SHARES)
Outstanding at beginning of year.........     303         $14.75          737         $23.22         1,048        $21.75
Options granted..........................     461          28.38          561          20.25         2,024          8.68
Options exercised........................      --             --          (30)         23.38            --            --
Options forfeited/expired................     (27)         16.14         (220)         23.10        (1,083)        16.06
                                             ----         ------        ------        ------        ------        ------
Options outstanding at end of year.......     737          23.22        1,048          21.75         1,989          9.23
                                             ----         ------        ------        ------        ------        ------
Exercisable at end of year...............     110          15.84          275          20.69            67         16.52
                                             ----         ------        ------        ------        ------        ------
Weighted average fair value of options
  granted during the year................                  10.67                       12.00                        5.80
                                                          ------                      ------                      ------

     A summary of information about stock options outstanding and options exercisable at September 30, 1999 is as follows (In thousands of shares):

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                           ----------------------------------------------    --------------------------
                                                     WEIGHTED AVERAGE    WEIGHTED AVERAGE              WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                   SHARES    REMAINING TERM      EXERCISE PRICE      SHARES    EXERCISE PRICE
----------------------------------------   ------    ----------------    ----------------    ------    ----------------
$6.66 to $8.56..........................   1,600           9.25               $ 7.81            --              --
$14.44 to $20.63........................     384           8.90               $15.71            64          $16.24
$21.875 to $32.78.......................       5           7.48               $21.98             3          $21.94
                                           ------                                             ----
$6.66 to $32.78.........................   1,989           9.18               $ 9.23            67          $16.52

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

     Significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and September 30, 1999 are as follows:

                                                                             1998       1999
                                                                            ------    --------
                                                                              (IN THOUSANDS)
DEFERRED TAX ASSETS:
NOL and tax credit carryforwards.........................................   $1,776    $ 23,900
Accrued interest.........................................................      247         247
Allowance for doubtful accounts..........................................      733         691
Restructuring and other reserves.........................................    4,351       1,791
                                                                            ------    --------
Total deferred tax assets................................................    7,107      26,629
Valuation allowance......................................................     (653)    (14,640)
                                                                            ------    --------
Net deferred tax assets..................................................    6,454      11,989

DEFERRED TAX LIABILITIES:
Tax over book depreciation and amortization..............................    5,293       8,003
Adjustments for differences in basis of acquired assets..................       --       8,000
Amortization of intangibles..............................................      389       3,653
Other....................................................................      410         225
                                                                            ------    --------
Total deferred tax liabilities...........................................    6,092      19,881
                                                                            ------    --------
Net deferred tax liability/(asset).......................................   $ (362)   $  7,892
                                                                            ======    ========

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

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. INCOME TAXES--(CONTINUED)

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                            1997       1998       1999
                                                                           -------    -------    -------
                                                                                  (IN THOUSANDS)
Current:
  Federal...............................................................   $ 7,224    $(2,041)   $(6,052)
  State.................................................................     2,150        831        (58)
  Foreign...............................................................     1,112        280        206
                                                                           -------    -------    -------
          Total current tax.............................................    10,486       (930)    (5,904)
Deferred:
  Federal...............................................................     1,758      1,345     (1,879)
  State.................................................................       352       (992)       858
  Foreign...............................................................       (45)     1,201      1,275
                                                                           -------    -------    -------
          Total deferred tax............................................     2,065      1,554        254
                                                                           -------    -------    -------
Total provision for taxes...............................................   $12,551    $   624    $(5,650)
                                                                           =======    =======    =======

     For fiscal 1999, tax benefit has been recorded to the extent the current year tax loss can be carried back and for a portion of the tax loss carried forward.

     The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                           1997       1998        1999
                                                                          -------    -------    --------
                                                                                  (IN THOUSANDS)
Tax expense at statutory rate..........................................   $10,714    $   546    $(20,280)
State income tax expense/(benefit) (net of federal tax)................     1,626       (104)        521
Non-deductible goodwill amortization...................................       483      1,236       5,745
Non-deductible expenses................................................       113        181         587
Losses without benefit.................................................      (645)       (19)     10,478
Rate differential related to foreign operations........................        --     (1,205)     (2,760)
Other..................................................................       260        (11)         59
                                                                          -------    -------    --------
                                                                          $12,551    $   624    $ (5,650)
                                                                          =======    =======    ========

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

YEAR ENDED SEPTEMBER 30, 1999 (AMOUNTS IN THOUSANDS)


                                   STAGING &                          TOTAL
                         HOTEL     MEETING     RENTALS                AUDIO
                        SERVICES   SERVICES    SERVICES   OTHER(b)    VISUAL      MES     COMMUNICATIONS   OTHER(c)    TOTAL
                        --------   ---------   --------   --------   --------   -------   --------------   --------   --------
Revenue...............  $261,597    $89,390    $ 22,212     22,319   $395,518   $52,049      $294,886       $6,539    $748,992
Gross Profit..........    52,894      8,149       6,480      8,834     76,357    17,602        89,574        1,216     184,749
EBITDA................    37,142     11,416       4,176     (2,607)    50,127(a)   5,856       22,653           69      78,705
Segment assets........    87,192     32,161      12,771         --    132,124    17,329        87,629          625     237,707
Capital expenditures..    21,347      8,962       2,583        196     33,088     1,732         9,661           27      44,508


(a) Excludes $8.4 million in costs incurred during fiscal 1999 related to the Company's former Atlanta-based audio visual headquarters.


(b) Primarily represents the results of operations of the Company's design and installation business which was disposed in June, 1999.



(c) Represents the results of the Company's travel and logistical services business.


YEAR ENDED SEPTEMBER 30, 1998 (AMOUNTS IN THOUSANDS)


                                                       AUDIO
                                                       VISUAL       MES      COMMUNICATIONS    OTHER(a)     TOTAL
                                                      --------    -------    --------------    --------    --------
Revenue............................................   $361,153    $48,243       $295,077        $4,945     $709,418
Gross Profit.......................................     85,970     18,301         91,882           990      197,143
EBITDA.............................................     38,548      8,043         29,393            33       76,017
Segment assets.....................................    143,697     22,430        106,831         1,427      274,385
Capital expenditures...............................     30,791      1,545         14,118            --       46,454



(a) Represents the results of the Company's travel and logistical services business.

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. SEGMENT INFORMATION--(CONTINUED)

YEAR ENDED SEPTEMBER 30, 1997 (AMOUNTS IN THOUSANDS)


                                                                AUDIO
                                                                VISUAL       MES       COMMUNICATIONS     TOTAL
                                                               --------    --------    --------------    --------
Revenue.....................................................   $131,843    $     --       $212,524       $344,367
Gross Profit................................................     44,959          --         68,258        113,217
EBITDA......................................................     23,237          --         24,065         47,302
Segment assets..............................................     80,386          --         75,524        155,910
Capital expenditures........................................     13,779          --          3,946         17,725


RECONCILIATIONS TO CONSOLIDATED STATEMENT OF OPERATIONS (AMOUNTS IN THOUSANDS)


                                                                                  1999        1998        1997
                                                                                --------    --------    --------
Total external revenue for reportable segments...............................   $726,004    $696,778    $342,257
Interdivision revenue for reportable segments................................     22,988      12,640       2,110
Intradivision revenue for reportable segments................................        662       1,916         715
Elimination of interdivision revenue.........................................    (23,650)    (14,556)     (2,824)
                                                                                --------    --------    --------
  Total consolidated revenue.................................................   $726,004    $696,778    $342,258
                                                                                ========    ========    ========
Total "EBITDA" for reportable segments.......................................   $ 78,705    $ 76,017    $ 47,302
Rental equipment write-downs included in cost of rental revenue..............     (3,700)         --          --
Restructuring charge.........................................................    (10,769)     (6,953)         --
Loss on disposal of assets...................................................    (16,500)         --          --
Reserves/write-offs relating to accounts receivable..........................     (6,167)         --          --
Costs related to the former Atlanta-based audiovisual headquarters...........     (8,407)         --          --
Corporate expenses...........................................................    (12,592)     (5,378)     (1,178)
                                                                                --------    --------    --------
Total consolidated operating income before depreciation and amortization
  expense....................................................................     20,570      63,686      46,124
Depreciation and amortization expense,
  including depreciation in cost of revenue..................................    (43,563)    (37,802)    (13,082)
                                                                                --------    --------    --------
  Total consolidated operating income (loss).................................   $(22,993)   $ 25,884    $ 33,042
                                                                                ========    ========    ========


RECONCILIATIONS TO CONSOLIDATED BALANCE SHEETS (AMOUNTS IN THOUSANDS)


                                                                                  1999        1998        1997
                                                                                --------    --------    --------
Total assets for reportable segments.........................................   $237,707    $274,385    $155,910
Goodwill, net................................................................    409,204     419,581     157,154
Corporate and other assets...................................................     12,558       3,983         813
                                                                                --------    --------    --------
  Total consolidated assets..................................................   $659,469    $697,949    $313,877
                                                                                ========    ========    ========



RECONCILIATIONS TO CONSOLIDATED CAPITAL EXPENDITURES



                                                                                     1999       1998       1997
                                                                                    -------    -------    -------
Total capital expenditures for reportable segments...............................   $44,508    $46,454    $17,725
Corporate capital expenditures...................................................       902         --         --
                                                                                    -------    -------    -------
  Total consolidated capital expenditures........................................   $45,410    $46,454    $17,725
                                                                                    =======    =======    =======

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. SEGMENT INFORMATION--(CONTINUED)

  Foreign Operations


     The Company's foreign operations, principally located in the United Kingdom, had long-lived assets, excluding goodwill, of $4.0 million, $11.4 million and $15.6 million at September 30, 1997, 1998 and 1999, respectively. Revenues of $52.8 million, $143.9 million and $153.9 million, and operating profits of $1.5 million, $12.1 million and $10.7 million, related to the Company's foreign operations are included in the results of operations for the years ended September 30, 1997, 1998 and 1999, respectively.


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

                         CARIBINER INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. EARNINGS PER COMMON SHARE--(CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                          1997       1998        1999
                                                                        --------    -------    --------
                                                                            (AMOUNTS IN THOUSANDS,
                                                                           EXCEPT PER SHARE AMOUNTS)
Net income for basic and diluted earnings per share:
  Income before taxes and extraordinary charge.......................   $ 30,613    $ 1,559    $(57,943)
  Tax provision......................................................    (12,551)      (624)     (5,650)
                                                                        --------    -------    --------
  Net income before extraordinary charge.............................     18,062        935     (52,293)
  Extraordinary charge...............................................         --       (605)         --
                                                                        --------    -------    --------
  Net income.........................................................   $ 18,062    $   330    $(52,293)
                                                                        ========    =======    ========
Weighted average shares of common stock outstanding:
  Weighted average shares of common stock outstanding for basic
     earnings per share..............................................     21,719     23,616      23,695
  Effect of stock options............................................         --         --          --
                                                                        --------    -------    --------
  Weighted average shares of common stock outstanding for diluted
     earnings per share..............................................     21,719     23,616      23,695
                                                                        ========    =======    ========
Basic and diluted earnings per share:
  Net income before extraordinary charge.............................   $   0.83    $  0.04    $  (2.21)
  Extraordinary charge...............................................         --      (0.03)         --
                                                                        --------    -------    --------
  Net income.........................................................   $   0.83    $  0.01    $  (2.21)
                                                                        ========    =======    ========

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



See "Executive Officers and Directors of the Company" set forth in Item 4A of
Part I hereto.



     Based solely upon review of the Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(c) promulgated under the Exchange Act, the Company is not aware of any failure of any officer, director or beneficial owner of more than 10% of the Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 in respect of the Company during fiscal 1999, except for Richard R. Gros, who did not file a report on Form 3 and consequently made the disclosures required on such form on a Form 5.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company and its subsidiaries in all capacities for the fiscal years ended September 30, 1997, 1998 and 1999, by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                               ANNUAL           ------------
                                                            COMPENSATION        SECURITIES
                                                        --------------------    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                              SALARY      BONUS      OPTIONS(#)      COMPENSATION
-----------------------------------------------------   --------    --------    ------------    ------------
Christopher A. Sinclair(1)
Chairman of the Board, President and Chief Executive
  Officer of the Company
  1999...............................................   $326,923    $250,000       600,000         -0-

Raymond S. Ingleby(2)
Former President and Chief Executive Officer of the
  Company
  1999...............................................    442,307      -0-          200,000        $  8,000(3)
  1998...............................................    409,112      -0-          -0-               7,500(3)
  1997...............................................    399,712      -0-          -0-               6,040(3)

Robert F. Burlinson(4)
Executive Vice President and Chief Financial Officer
  of the Company
  1999...............................................    225,000      75,000        25,000           8,000(3)
  1998...............................................     63,204      -0-           50,000          25,000(5)

Richard R. Gros(6)
Executive Vice President-Human Resources of the
  Company
  1999...............................................    158,654     125,000        75,000         278,523(7)

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                               ANNUAL           ------------
                                                            COMPENSATION        SECURITIES
                                                        --------------------    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                              SALARY      BONUS      OPTIONS(#)      COMPENSATION
-----------------------------------------------------   --------    --------    ------------    ------------
Brian Shepherd
Executive Vice President of the Company and Chief
  Executive Officer-Communications Division
  1999...............................................   $322,636    $ 30,000        50,000         -0-
  1998...............................................    254,713     129,439        13,000         -0-
  1997...............................................    228,827      35,330       -0-             -0-

John C. Voaden(8)
Executive Vice President of the Company and Chief
  Executive Officer-Hospitality Resources Division
  1999...............................................     93,819      50,000        75,000         -0-


     (1) Mr. Sinclair commenced his employment with the Company on December 21, 1998.
     (2) Mr. Ingleby served as Chief Executive Officer of the Company until December 21, 1998.
     (3) All Other Compensation consists of life insurance premiums paid by the Company.
     (4) Mr. Burlinson commenced his employment with the Company on July 15, 1998.
     (5) All Other Compensation consists of payments made to Mr. Burlinson upon the commencement of his employment with the Company.
     (6) Mr. Gros commenced his employment with the Company in February, 1999.

     (7) All other compensation consists of payments made by the Company in connection with Mr. Gros's relocation to the Company's New York headquarters.

     (8) Mr. Voaden commenced his employment with the Company on May 3, 1999.


OPTION GRANTS

     The following table sets forth the grants of options with respect to Common Stock during the year ended September 30, 1999, to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR


                                      INDIVIDUAL GRANTS                                      POTENTIAL REALIZABLE
                                   -----------------------                                     VALUE AT ASSUMED
                                              % OF TOTAL                                    ANNUAL RATES OF STOCK
                                              OPTIONS                                       PRICE APPRECIATION FOR
                                              GRANTED TO      EXERCISE OR                        OPTION TERM
                                   OPTIONS    EMPLOYEES IN    BASE PRICE     EXPIRATION    ------------------------
NAME                               GRANTED    FISCAL YEAR      PER SHARE       DATE            5%           10%
--------------------------------   -------    ------------    -----------    ----------    ----------    ----------
Christopher A. Sinclair.........   350,000(a)     17.3%        $ 8.5625      12/21/08      $1,885,034    $4,777,019
                                   250,000(a)     12.3          15.00        12/21/08       2,358,750     5,977,500
Raymond S. Ingleby..............   200,000(b)      9.9           7.625       12/15/08         959,225     2,430,850
Robert F. Burlinson.............    25,000(b)      1.2           7.625       12/15/08         119,903       303,856
Richard R. Gros.................    75,000(c)      3.7           8.25         4/12/09         389,194       986,288
Brian Shepherd..................    50,000(b)      2.5           7.625       12/15/08         143,884       364,628
John C. Voaden..................    75,000(d)      3.7           6.65625      5/3/09          313,950       795,605


(a) Such options vested one-third on December 21, 1999, and will vest one-third on December 21, 2000 and one-third on December 21, 2001.
(b) Such options vested one-third on December 15, 1999, and will vest one-third on December 15, 2000 and one-third on December 15, 2001.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(c) Such options will vest one-third on April 12, 2000, one-third on April 12, 2001 and one-third on April 12, 2002.
(d) Such options will vest one-third on May 3, 2000, one-third on May 3, 2001 and one-third on May 3, 2002.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Messrs. Sinclair, Burlinson, Shepherd, Gros and Voaden. Mr. Sinclair's employment agreement expires on January 31, 2002. Mr. Burlinson's employment agreement expires on July 15, 2000. Mr. Shepherd's employment agreement has been extended by the Company until January 25, 2000. Messrs. Gros and Voaden are employed by the Company on an "at will" basis, with Mr. Voaden being terminable by the Company upon 30 days' notice. The employment agreements for Messrs. Sinclair and Burlinson provide for an option to renew for an additional two years at the discretion of the Company.


     The annual base salary of Messrs. Sinclair, Burlinson, Shepherd, Gros and Voaden currently is $500,000, $225,000, $325,000, $250,000 and $250,000,
respectively. Each executive is also entitled to fringe benefits, and to an annual bonus based on Company performance against targets and the fulfillment of certain management objectives established by the Board each year. Pursuant to the terms of their respective employment agreements, the Company was required to pay to Messrs. Sinclair, Burlinson, Gros and Voaden a minimum bonus of $250,000, $50,000, $125,000 and $50,000, respectively, for the fiscal year ended
September 30, 1999. Under each agreement the Board is to review the employee's salary at least annually and the salary amounts may be increased in the Board's discretion.


     Each executive may be terminated for "cause" (as defined in the agreements), with all compensation ceasing. Under the employment agreement for Mr. Sinclair, if he is terminated without cause or, if he resigns from his employment for "good reason" (as defined), he is entitled to full compensation and benefits for the remaining term of the agreement. "Good reason" includes a change in control (as defined) of the Company. Under the employment agreement for Mr. Gros, if he is terminated without cause or if he resigns his employment upon a change of control of the Company or for "good reason" (as defined), he is entitled to one year's base salary and bonus in respect of the fiscal year in which such termination occurs (prorated by reference to the number of days he worked in such fiscal year). In the case of Mr. Gros' employment agreement, "good reason" means Mr. Sinclair's ceasing to be the most senior executive officer of the Company. Under the employment agreement for Mr. Voaden, if he is terminated without cause, he is entitled to one year's base salary and, in the sole discretion of the Company's Board of Directors, bonus in respect of the fiscal year in which such termination occurs.

     Each employment agreement includes a two year non-competition and non-solicitation of clients and employees provision. Mr. Sinclair's employment agreement provides that in the event of the employee's death the employee's beneficiary will receive a payment equal to four months' base salary. Each of Messrs. Burlinson's and Shepherd's employment agreement provides for a payment equal to one month's base salary in the event of death.

INCENTIVE PLANS

  Description of the 1996 Stock Option Plan

     The Caribiner International, Inc. 1996 Stock Option Plan, as amended (the "1996 Option Plan"), was authorized and adopted by the stockholders and the directors of the Company effective January 1, 1996. The purpose of the Option Plan is to encourage and enable employees of the Company and its subsidiaries to acquire a proprietary interest in the Company through the ownership of the Company's Common Stock. The 1996 Option Plan is designed to provide employees with a more direct stake in the Company's future welfare and an incentive to remain with the Company. It is also expected that the 1996 Option Plan will encourage qualified persons to seek employment with the Company.

     The 1996 Option Plan provides for grants of "Incentive Stock Options," meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and "Non-qualified Stock Options." The 1996 Option Plan currently provides that options for an aggregate of 2,500,000 shares of Common Stock shall be available for award, subject to adjustment by the Compensation Committee (as hereinafter defined) to prevent dilution or expansion of rights. (As of January 10, 2000 options to purchase 1,423,609 shares of Common Stock had been granted (net of forfeitures and cancellations) to the Company's employees pursuant to the 1996 Option Plan.) Options may be granted to employees of the Company or any of its subsidiaries, provided that no employee may receive options for more than 750,000 shares of Common Stock in the aggregate in any fiscal year. The 1996 Option Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"), which committee is comprised of not less than two non-employee directors within the meaning of Rule 16b-3 of the Exchange Act. The 1996 Option Plan permits the Compensation Committee to determine which employees shall receive options and the times when options are to be granted. The Compensation Committee also determines the purchase price of Common Stock covered by each option, the term of each option, the number of shares of Common Stock to be covered by each option and any performance objectives or vesting standards applicable to each option. The Compensation Committee also designates whether the options shall be Incentive Stock Options or Non-qualified Stock Options.

     The purchase price per share under each Incentive Stock Option or Non-qualified Stock Option is the "Market Price" (i.e., the average of the high and low reported consolidated trading sales price for such day) of the Common Stock on the date the option is granted, except that the exercise price for an Incentive Stock Option granted to a 10% stockholder may not be less than 110% of the Market Price of the Common Stock on the date of the grant. The aggregate Market Price of the Common Stock exercisable under Incentive Stock Options held by any optionee during any calendar year may not exceed $100,000. Incentive Stock Options granted to employees under the 1996 Option Plan have a maximum term of ten years. Incentive Stock Options granted to 10% stockholders have a maximum term of five years. Options are not transferable except by will or pursuant to the applicable laws of descent and distribution. Notwithstanding the general restriction on transferability, in the sole discretion of the Compensation Committee, Non-qualified Stock Options may be made transferable subject to the requirements of Rule 16b-3.

     In the event that an employee is terminated for any reason other than death, Disability, Retirement or Cause (as such terms are defined in the 1996 Option Plan), to the extent that the employee had the right to exercise an option, such option will be exercisable until the earlier of the expiration date of the option, or within 30 days of the date of such termination. Options held on the date of Disability or Retirement, whether or not exercisable on such date, are exercisable within one year of the date of Disability or Retirement. Options held by an employee at the date of death, whether or not exercisable on the date of death, are exercisable by the beneficiary of the employee within one year from the date of death. The Compensation Committee may, in its sole discretion, cause any option to be forfeited upon an employee's termination for Cause (as defined in the 1996 Option Plan). In the event of a Change of Control (as such term is defined in the Plan) of the Company, all outstanding options will vest and appropriate provisions shall be made for the protection of options by substitution on an equitable basis of appropriate stock of the Company or appropriate stock of the merged, consolidated or otherwise reorganized corporation, as the case may be.

     The Board is permitted to suspend, terminate, modify or amend the 1996 Option Plan, provided that any amendment that would (i) materially increase the aggregate number of shares, (ii) materially increase benefits accruing to employees, or (iii) materially modify the eligibility requirements for participation shall be subject to stockholder approval, provided, however, that stockholder approval is not required for adjustments to the 1996 Option Plan or to the number of shares available thereunder which are deemed appropriate by the Compensation Committee to prevent dilution or expansion of rights.

Federal Income Tax Consequences

  To Optionees

     For federal income tax purposes, an optionee is not subject to tax upon the grant of an option. If the option is a Non-Qualified Stock Option, the optionee will generally recognize ordinary income at the time of exercise of the option in an amount equal to the difference between the fair market value of the shares received and the exercise price. Such optionee's basis in any shares acquired upon such exercise will equal their fair market value on the exercise date. A subsequent sale of shares will result in a capital gain or loss equal to the difference between the amount realized and such basis. If the option is an Incentive Stock Option, the optionee will generally not recognize income until the sale of the shares. If the shares are held for the requisite holding periods, all gain on the sale will be treated as long-term capital gain. If the requisite holding periods are not satisfied (a "disqualifying disposition"), then the portion of the gain equal to the difference between the market value of the shares at the time of exercise and the exercise price will generally be treated as ordinary income.

  To the Company

     The Company will generally be entitled to a deduction for federal income tax purposes at the same time and in the same amount as an optionee is required to recognize ordinary income as described above. To the extent an optionee realizes capital gain as described above, the Company will not be entitled to any tax deduction for federal income tax purposes. Therefore, the Company will not be entitled to any tax deduction in connection with Incentive Stock Options with respect to which there is no disqualifying disposition.

     The Company believes that compensation attributable to options granted under the 1996 Option Plan at a price at least equal to the fair market value of the underlying option shares at the date of grant should be treated as performance-based compensation and will not be subject to the limitations contained in Section 162(m) of the Code on the deductibility of non-performance related compensation paid to certain corporate executives in excess of $1 million in any taxable year. The 1996 Option Plan is not qualified under Section 401(a) of the Code.

  Options Granted to Christopher A. Sinclair

     In connection with the Employment Agreement, dated as of December 21, 1998, between Christopher A. Sinclair and the Company, the Board of Directors approved the grant to Mr. Sinclair of options to purchase an aggregate of 600,000 shares of Common Stock (the "Sinclair Options"). Such grant was approved by the stockholders of the Company at the Annual Meeting of Stockholders of the Company held on March 16, 1999. Of the Sinclair Options, (i) 350,000 options have an exercise price per share of $8.5625, which was the average of the high and low reported sale prices of the Common Stock on December 21, 1998 ("Option Grant A"), and (ii) 250,000 options have an exercise price per share of $15.00 ("Option Grant B").

     The Board of Directors granted the Sinclair Options to Mr. Sinclair to induce him to join the Company as its President and Chief Executive Officer and to provide additional motivation and incentive for Mr. Sinclair in the performance of his duties on behalf of the Company beyond the cash compensation paid pursuant to the terms of his employment agreement with the Company. (See "Employment Agreements" for a description of the terms of Mr. Sinclair's employment agreement with the Company.) Because the Sinclair Option Agreements contain certain terms and conditions relating to vesting and exercise upon resignation or termination from employment with the Company that are different from their analogous provisions contained in the 1996 Option Plan, it would not have been possible to grant the Sinclair Optoins under the 1996 Option Plan without having to propose amendments to the 1996 Option Plan.

     Except for their respective exercise prices, the terms and conditions of Option Grant A and Option Grant B, which are summarized below, are identical in all respects. In addition, although the Sinclair Options were not granted under the 1996 Option Plan, except for certain terms relating to the vesting and exercise of options upon resignation or termination from employment, the terms and conditions of the stock options granted under the 1996 Option Plan have been substantially incorporated into the terms and conditions of the Sinclair Options.

     The terms of the stock option agreements (the "Sinclair Option Agreements") entered into in respect of the Sinclair Options provide that the Sinclair Options are administered by the Compensation Committee, which is comprised of not less than two non-employee directors within the meaning of Rule 16b-3 of the Exchange Act. The terms of the Sinclair Option Agreements also provide that the Sinclair Options are non-qualified stock options ("NQSOs") that become exercisable ratably over a period of three years, with the first installment exercisable beginning on December 21, 1999. Similar to stock options granted under the 1996 Option Plan, the number of Sinclair Options is subject to adjustment to prevent dilution or expansion of rights. The Sinclair Options are not transferable except by will or pursuant to the applicable laws of descent and distribution.

     Subject to the provisions summarized below, the Sinclair Options will expire on December 21, 2008. In the event that Mr. Sinclair is terminated for any reason other than death, Disability, Retirement, termination with or without Cause, or resignation for Good Reason (each as defined in Sinclair Option Agreements), to the extent that he had the right to exercise any portion of the Sinclair Options, such options will be exercisable until the earlier of the expiration date of the Sinclair Options or within 30 days of the date of Mr. Sinclair's termination. Options held by Mr. Sinclair on the date of Disability or Retirement, whether or not exercisable on such date, are exercisable within one year of the date of Disability or Retirement. Options held by Mr. Sinclair at the date of death, whether or not exercisable on the date of death, are exercisable by Mr. Sinclair's beneficiary within one year from the date of death. In the event Mr. Sinclair is terminated for Cause, that portion of the Sinclair Options that are exercisable as of the date of such termination may be exercised until the earlier of the expiration date of the Sinclair Options or the date that is 60 days after such termination. In the event Mr. Sinclair is terminated without Cause or he resigns for Good Reason, any unexercised portion of the Sinclair Options will become fully exercisable until the earlier of the expiration date of the Sinclair Options or the second anniversary of such termination or resignation, as the case may be.

     In the event of a Change of Control (as such term is defined in the Sinclair Options Agreements) of the Company, all outstanding Sinclair Options will vest and appropriate provisions will be made for the protection of the Sinclair Options by substitution on an equitable basis of appropriate stock of the Company or appropriate stock of the merged, consolidated, or otherwise reorganized corporation, as the case may be.

     Federal Income Tax Consequences

      To Mr. Sinclair

     For federal income tax purposes, Mr. Sinclair was not subject to tax upon the grant of the Sinclair Options. Because of the Sinclair Options are NQSOs, he will generally recognize ordinary income at the time of exercise of the option in the amount equal to the difference between the fair market value of the share received and the exercise price. Mr. Sinclair's basis in any shares acquired upon exercise will equal to their fair market value on the exercise date. A subsequent sale of shares will result in a capital gain or loss equal to the difference between the amount realized and such basis.

      To the Company

     The Company believes that because the grant of the Sinclair Options has been ratified and approved by the stockholders of the Company, the compensation attributable to the Sinclair Options should be treated as performance-based compensation and will not be subject to the deduction limitations contained in
Section 162(m) of the Code. The Sinclair Options are not qualified under Section 401(a) of the Code. Accordingly, the Company should be entitled to a full deduction in respect of Mr. Sinclair's compensation in the year of such options' exercise (including compensation earned by Mr. Sinclair as a result of the exercise of all or part of the Sinclair Options). To the extent that Mr. Sinclair realizes capital gain as described above, the Company will not be entitled to any tax deduction for federal income tax purposes.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     The Board of Directors has an audit committee and a compensation committee. The Board of Directors does not presently have a nominating committee or other committee performing a similar function.


     At present, the Board of Directors of the Company is composed of seven directors. Pursuant to the terms of a stockholders agreement, dated as of March 15, 1996 (the "Stockholders Agreement"), subject to certain conditions, Warburg, Pincus Investors, L.P. ("Warburg") currently has the right to designate up to two persons for nomination to the Board. See "Certain Relationships and Transactions with Related Persons--Stockholders Agreement." The designees of Warburg are Messrs. Lapidus and Libowitz. In addition, Mr. Cook, a director of the Company since 1992, is a Senior Adviser to EMW LLC and a former Managing Director of EMW LLC. The Board of Directors held eight meetings during fiscal 1999.



     The Compensation Committee of the Board of Directors of the Company determines the salaries and bonuses of the Company's executive officers and administers the Company's 1996 Option Plan. During the

Company's last completed fiscal year Errol M. Cook served as Chairman of the Compensation Committee, and each of Bryan D. Langton, David E. Libowitz and
C. Anthony Wainwright served as members of the Compensation Committee. The Compensation Committee held four meetings during fiscal 1999.


     The Audit Committee of the Board of Directors recommends the appointment of auditors and oversees the accounting and audit functions of the Company. During the Company's last completed fiscal year Bryan D. Langton served as Chairman of the Audit Committee, and C. Anthony Wainwright served as a member of the Audit Committee. The Audit Committee held four meetings during fiscal 1999.


     None of the members of the Board of Directors (other than Mr. Ingleby) failed during fiscal 1999 to attend at least 75 percent of the aggregate of:
(1) the total number of meetings of the Board of Directors held during the period for which he was a director; and (2) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he served.


  Compensation of Directors

     Directors who are not employees or officers of the Company receive cash compensation of $12,500 per annum payable quarterly in arrears. In addition, non-employee directors receive $1,000 for each meeting of the Board or meeting of a committee of the Board that they attend in person and $750 for each meeting of the Board or meeting of a committee of the Board that they attend telephonically. Messrs. Lapidus and Libowitz have waived their right to receive any compensation. Directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for services as a director.

     Effective March 11, 1996, the Company adopted the Non-Employee Directors' Stock Plan, pursuant to which the Company awards directors (other than directors affiliated with Warburg, who have waived their right to receive any compensation, or directors who are employees of the Company) upon their becoming a director and on each anniversary thereof shares of Common Stock having a market value of $12,500. The Non-Employee Directors' Stock Plan provides that the maximum number of shares of Common Stock available for issue under the plan is 30,000 shares (of which 6,005 shares have been issued), subject to adjustment to prevent dilution or expansion of rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        SECURITIES BENEFICIALLY OWNED BY
                     PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of January 10, 1999 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.


                                                                                        BENEFICIAL
                                                                                       OWNERSHIP(1)
                                                                             --------------------------------
                                                                              NUMBER OF
                                                                              SHARES OF      PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                         COMMON STOCK    COMMON STOCK
--------------------------------------------------------------------------   ------------    ----------------
5% HOLDERS
Warburg, Pincus Investors, L.P.(2)........................................     6,664,236(3)           28.1%
  466 Lexington Avenue
  10th Floor
  New York, New York 10017

State of Wisconsin Investment Board.......................................     3,319,500(4)           14.0
  P.O. Box 7842
  Madison, Wisconsin 53707

Lord, Abbett & Co.
  767 Fifth Avenue
  New York, New York 10153................................................     2,459,052(5)           10.4

Directors and Executive Officers
Raymond S. Ingleby........................................................     1,724,549(3)(6)         7.3
  c/o Caribiner International, Inc.
  16 West 61st Street
  New York, New York 10023

Christopher A. Sinclair...................................................       205,501(7)            *

Robert F. Burlinson.......................................................        25,001(8)            *

Richard R. Gros...........................................................       -0-                   *

Brian Shepherd............................................................        54,223(9)            *

John C. Voaden............................................................       -0-                   *

Errol M. Cook(2)..........................................................         1,625               *

Bryan D. Langton..........................................................        28,354(10)           *

Sidney Lapidus(2).........................................................     6,677,236(3)(11)       28.2

David E. Libowitz(2)......................................................     6,664,236(3)           28.1

C. Anthony Wainwright.....................................................         2,651               *

All executive officers and directors as a group (11 persons)..............     8,324,140              34.6


------------------
*  Less than 1%
 (1) Except where otherwise indicated, the Company believes that all parties listed in the table, based on information provided by such persons, have sole voting and dispositive power over the securities beneficially owned by them, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to be the "beneficial owner" of any shares that such person or group of persons has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security that such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

 (2) The sole general partner of Warburg, Pincus Investors, L.P. ("Warburg") is Warburg Pincus & Co., a New York general partnership ("WP"). EMW LLC manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the


                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

     managing member of EMW LLC and may be deemed to control each of WP and EMW LLC. Messrs. Sidney Lapidus and David E. Libowitz, each a director of the Company, are Managing Directors and members of EMW LLC, and general partners of WP. As such, Messrs. Lapidus and Libowitz may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares of Common Stock beneficially owned by Warburg. Mr. Errol M. Cook, a director of the Company, is a Senior Adviser to EMW LLC. Each of Messrs. Cook, Lapidus and Libowitz disclaims "beneficial ownership" of the Common Stock owned by Warburg within the meaning of Rule 13d-3 under the Exchange Act.
[
 (3) Includes 400,000 shares of Common Stock pledged to Warburg by Raymond S. Ingleby in connection with loan made by Warburg to Mr. Ingleby.
     Mr. Ingleby has sole voting power in respect of such pledged shares.

 (4) As disclosed in Amendment No. 1, dated January 10, 2000, to Schedule 13G.


 (5) As disclosed in Schedule 13G, dated October 7, 1999.


 (6) Includes (i) 85,000 shares held of record by the Raymond and Leigh Ingleby Foundation, Inc. and (ii) presently exercisable options to purchase 66,667 shares of Common Stock at $7.625 per share, which expire in December, 2008.


 (7) Includes presently exercisable options to purchase 116,667 shares of Common Stock at $8.5625 per share and 83,334 shares of Common Stock at $15.00 per share, which expire in December, 2008.


 (8) Includes presently exercisable options to purchase (i) 16,667 shares of Common Stock at $14.53125 per share, which expire in July, 2008, and
     (ii) 8,334 shares of Common Stock, at $7.625 per share which expire in December, 2008.


 (9) Includes presently exercisable options to purchase (i) 6,000 shares of Common Stock at $14.4375 per share, which expire in July, 2006, (ii) 4,334 shares of Common Stock at $20.625 per share, which expire in May, 2008, and
     (iii) 16,667 shares of Common Stock, which expire in December, 2008.


(10) Includes presently exercisable options to purchase 18,000 shares of Common Stock at $21.3125 per share, which expire in November, 2006.


(11) Includes 13,000 shares owned directly by Mr. Lapidus.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH RELATED PERSONS

STOCKHOLDERS AGREEMENT

     Upon completion of the initial public offering of the Company's Common Stock in March, 1996, the Company entered into the Stockholders Agreement with Warburg and Raymond S. Ingleby. The Stockholders Agreement contains, among other things, various terms regarding nominations for the Company's Board of Directors and certain registration rights granted by the Company. Pursuant to the terms of the Stockholders Agreement, for so long as Warburg beneficially owns at least 20% or 10% of the outstanding shares of Common Stock, it will have the right to designate two nominees or one nominee, respectively, for director. The Stockholders Agreement also provides that for so long as Mr. Ingleby shall hold office as the Chairman and Chief Executive Officer of the Company, he will have the right to be designated as a nominee for director. In December, 1998, Mr. Ingleby resigned from the position of Chief Executive Officer of the Company. Accordingly, notwithstanding his nomination as a director, he no longer has the automatic right to such nomination.

     Additionally, the Stockholders Agreement provides that Warburg is entitled to three "demand" registrations, which may be exercised at any time. The Stockholders Agreement also provides that Raymond S. Ingleby will be entitled to one "demand" registration with respect to not less than 50% of the number of shares of Common Stock that he beneficially owned immediately prior to the completion of the Initial Public Offering (i.e., 1,396,356 shares), provided that Mr. Ingleby may not exercise such "demand" until the earliest of (i) six months after the effective date of a registration statement filed by the Company in respect of shares of Common Stock owned by Warburg, (ii) the distribution by Warburg of shares of Common Stock to its partners and

(iii) March 15, 2001. In July, 1997, Warburg made a distribution of shares of Common Stock to its partners, thereby triggering Mr. Ingleby's right to exercise such "demand." In addition, in the event Mr. Ingleby is terminated from his employment by the Company and he has not exercised his demand registration, he will be entitled to one "demand" registration six months after the date of his termination to the extent he would be required by law to effect such registration in order to sell his shares. Mr. Ingleby is also entitled to "piggyback" registration rights in the event that Warburg exercises a "demand" registration. In addition, the Stockholders Agreement grants to Mr. Ingleby certain co-sale rights in the event that Warburg sells, transfers or otherwise disposes of any shares of its Common Stock.

LOANS TO BRIAN SHEPHERD

     During fiscal 1998 the Company made loans aggregating approximately $255,000 to Brian Shepherd, Executive Vice President of the Company and Chief Executive Officer of the Company's Communications division. The loans were made in part in connection with the relocation of Mr. Shepherd and for other personal purposes. The loans bear an interest rate of 8% per annum and mature in approximately equal annual installments over a period of three years, beginning in August, 1999. Mr. Shepherd repaid the first installment of such loan when due.

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

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON JANUARY 25, 2000.


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


                SIGNATURE                                        TITLE                              DATE
------------------------------------------  -----------------------------------------------   -----------------

       /s/ CHRISTOPHER A. SINCLAIR          Chairman of the Board, President and Chief         January 25, 2000
------------------------------------------  Executive Officer (Principal Executive Officer)
         Christopher A. Sinclair


         /s/ ROBERT F. BURLINSON            Executive Vice President and Chief Financial       January 25, 2000
------------------------------------------  Officer (Principal Financial and Accounting
           Robert F. Burlinson              Officer)


          /s/ RAYMOND S. INGLEBY            Director                                           January 25, 2000
------------------------------------------
            Raymond S. Ingleby


            /s/ ERROL M. COOK               Director                                           January 25, 2000
------------------------------------------
              Errol M. Cook


           /s/ BRYAN D. LANGTON             Director                                           January 25, 2000
------------------------------------------
             Bryan D. Langton


            /s/ SIDNEY LAPIDUS              Director                                           January 25, 2000
------------------------------------------
              Sidney Lapidus


          /s/ DAVID E. LIBOWITZ             Director                                           January 25, 2000
------------------------------------------
            David E. Libowitz


        /s/ C. ANTHONY WAINWRIGHT           Director                                           January 25, 2000
------------------------------------------
          C. Anthony Wainwright

                               INDEX TO EXHIBITS

     The following is a list of all exhibits filed as part of this report

EXHIBIT
NUMBER                                                DESCRIPTION OF DOCUMENT
------            ------------------------------------------------------------------------------------------------
  3.1         --  Restated Certificate of Incorporation of the Company, filed March 15, 1996, with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly Report on
                  Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).
  3.2         --  Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed
                  March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).
  3.3         --  Third Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).
  4           --  Specimen of Certificate of Common Stock of the Company (filed as Exhibit 4 to the Company's
                  Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
+10.1         --  1996 Stock Option Plan of the Company, as amended (filed as exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).
+10.2         --  Form of Stock Option Agreement in connection with 1996 Stock Option Plan of the Company (filed as Exhibit 10.2 to the Company's Annual Report on Fork 10-K for the fiscal year ended September
                  30, 1996 and incorporated herein by reference).
+10.3         --  Non-Employee Directors' Stock Plan of the Registrant (filed as an exhibit to the Company's
                  Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
+10.4         --  Employment Agreement, dated as of October 1, 1995 (the "Ingleby Employment Agreement"), by and
                  between the Company and Raymond S. Ingleby (filed as Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
+10.5         --  Amendment No.1, dated as of October 1, 1998, to the Ingleby Employment Agreement (filed as Exhibit
                  10.5 to the Company's Annual Report on form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
+10.6         --  Amendment No. 2, dated as of May 13, 1999, to the Ingleby Employment Agreement (filed as Exhibit
                  10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
+10.7         --  Employment Agreement, dated as of December 21, 1998, by and between the Company and Christopher
                  A. Sinclair (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
+10.8(a)      --  Stock Option Agreement, dated as of December 21, 1998, between the Company and Christopher A.
                  Sinclair in respect of the grant to Mr. Sinclair of options to purchase an aggregate of 350,000 shares of common stock of the Company (filed as Exhibit 10.2(a) to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).
+10.8(b)      --  Stock Option Agreement, dated as of December 21, 1998, between the Company and Christopher A.
                  Sinclair in respect of the grant to Mr. Sinclair of options to purchase an aggregate of 250,000 shares of common stock of the Company (filed as Exhibit 10.2(a) to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).
+10.9         --  Employment Agreement, dated as of July 25, 1995, by and between Caribiner, Inc. and Brian
                  Shepherd (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).
+10.10        --  Employment Agreement, dated June 9, 1998, by and between the Company and Robert F. Burlinson
                  (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference).
+10.11        --  Letter Agreement, dated April 1, 1999, by and between the Company and Richard R. Gros (filed as
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                  1999 and incorporated herein by reference).

EXHIBIT
NUMBER                                                DESCRIPTION OF DOCUMENT
------            ------------------------------------------------------------------------------------------------
+10.12        --  Letter Agreement, dated April 29, 1999, by and between the Company and John C. Voaden (filed as Exhibit
                  10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
 10.13        --  Credit Agreement, dated as of October 28, 1997 (the "Credit Agreement"), among the Company,
                  Caribiner, Inc., the several lenders named therein and the Chase Manhattan Bank, as
                  Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the
                  Commission upon request) (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 1997 and incorporated herein by reference).
 10.14        --  First Amendment and Agreement, dated as of March 31, 1998, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the
                  Commission upon request) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 1998 and incorporated herein by reference).
 10.15        --  Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the
                  Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 1998 and incorporated herein by reference).
 10.16        --  Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the
                  Commission upon request) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended June 30, 1999 and incorporated herein by reference).
 10.17        --  Fourth Amendment, Consent and Waiver, dated as of December 23, 1999, to the Credit Agreement
                  (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request)(filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 1999 and incorporated herein by reference).
 10.18        --  Stockholders Agreement, dated as of March 15, 1996, among the Company, Warburg, Pincus
                  Investors, L.P. and Raymond S. Ingleby (filed as an exhibit to the Company's Registration
                  Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
 21           --  Subsidiaries of the Company (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended September 30, 1999 and incorporated herein by reference).
 23           --  Consent of Ernst & Young LLP.
 27           --  Financial Data Schedule (filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1999 and incorporated herein by reference).

------------------
+ Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(a) (3) of the requirements to Form 10-K.