Form 10-Q
period 1999-12-31
CARIBINER INTERNATIONAL INC
filed 2000-02-14
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER: 1-14234

                          Caribiner International, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               13-3466655
                -------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)


           16 West 61st Street, New York,  NY                  10023
           ---------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

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

                            Yes /X/         No / /

The registrant had 23,696,727 shares of Common Stock (par value $0.01 per share) outstanding as of February 8, 2000.

                                      INDEX

PART I.  Financial Information
         Item 1.  Financial Statements (Unaudited)

                  Review Report of Independent Accountants....................2

                  Consolidated Balance Sheets as of
                  December 31, 1999 and September 30, 1999....................3

                  Consolidated Statements of Operations for
                  the three months ended December 31, 1999 and 1998...........4

                  Consolidated Statements of Cash Flows for
                  the three months ended December 31, 1999 and 1998...........5

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the three months ended December 31, 1999
                  and 1998....................................................6

                  Notes to Consolidated Financial Statements..................7

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............9

PART II. Other Information

       Item 1.    Legal Proceedings..........................................12

       Item 6.    Exhibits and Reports on Form 8-K...........................13

SIGNATURES...................................................................14

Review Report of Independent Accountants

Stockholders and Board of Directors Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of December 31, 1999, and the related consolidated statements of operations for the three months ended December 31, 1999 and 1998, the consolidated statement of changes in stockholders' equity for the three months ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the three months ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Caribiner International, Inc. as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated December 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                      /s/ Ernst & Young LLP

New York, New York
February 9, 2000

                          Caribiner International, Inc.
                           Consolidated Balance Sheets

                                                                              December 31,                  September 30,
ASSETS                                                                            1999                          1999
                                                                              (unaudited)                     (Note 1)
                                                                              -----------                     --------

                                                                                       (amounts in thousands)
Current Assets:

Cash and cash equivalents                                                                $         --              $ 1,675
Trade accounts receivable - net of allowance for doubtful
    accounts of $4,385 and $4,693 at December 31, 1999 and
    September 30, 1999, respectively                                                          100,744              100,446
Deferred charges                                                                               11,714                8,301
Prepaid expenses and other current assets                                                      17,920               20,173
                                                                                               ------               ------

             Total Current Assets                                                             130,378              130,595

Property and equipment - net                                                                  105,299              100,438
Goodwill - net                                                                                404,753              409,204
Taxes receivable                                                                                5,545                4,548
Other assets                                                                                   14,302               14,684
                                                                                               ------               ------

             TOTAL ASSETS                                                                    $660,277             $659,469
                                                                                              =======             ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt                                                              $1,238               $1,299
Trade accounts payable                                                                         27,049               22,527
Accrued expenses and other current liabilities                                                 35,052               40,436
Accrued production costs                                                                       15,052               20,259
Deferred income                                                                                20,632               11,617
                                                                                               ------               ------

Total Current Liabilities                                                                      99,023               96,138

Long-term debt                                                                                433,757              425,840
Deferred income                                                                                 9,517                4,975
Deferred Tax Liability                                                                          7,892                7,892
Other liabilities                                                                               1,517                2,144
                                                                                                -----                -----

             TOTAL LIABILITIES                                                                551,706              536,989

Stockholders' Equity:

Preferred stock, $0.01 par value:
    2,000 shares authorized, none issued and outstanding at
    December 31, 1999 and September 30, 1999, respectively                                        --                    --
Common stock, $0.01 par value:
    40,000 voting shares authorized 23,697 shares
    issued and outstanding at December 31, 1999 and September
    30, 1999                                                                                      236                  236
Additional paid-in capital                                                                    167,677              167,677
Accumulated other comprehensive loss                                                          (4,562)               (4,785)
Accumulated Deficits                                                                         (54,780)              (40,648)
                                                                                             --------              --------

TOTAL STOCKHOLDERS' EQUITY                                                                    108,571              122,480
                                                                                              -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $660,277             $659,469
                                                                                              =======             ========


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Operations
                           For the Three Months Ended
                                   (unaudited)

                                                                                       December 31,
                                                                           1999                               1998
                                                                           ----                               ----

                                                                                   (amounts in thousands)
Service revenue                                                           $   48,041                      $    53,205
Rental revenue                                                               112,251                          111,715
Intercompany eliminations                                                    (4,084)                           (4,937)
                                                                          ----------                      ------------

Total revenue                                                                156,208                          159,983

Cost of service revenue                                                       33,546                           35,443
Cost of rental revenue                                                        91,579                           88,760
Intercompany eliminations                                                    (4,084)                           (4,937)
                                                                          ----------                      ------------

Total cost of revenue                                                        121,041                          119,266
                                                                          ----------                      -----------

Gross profit                                                                  35,167                           40,717

Operating expenses:

    Selling, general and administrative expenses                              32,508                           36,093
    Depreciation and amortization                                              6,166                            7,156
                                                                          ----------                      -----------
Total operating expenses                                                      38,674                           43,249
                                                                          ----------                      -----------

Operating loss                                                               (3,507)                           (2,532)

Interest expense, net                                                         10,625                            7,527
                                                                          ----------                      -----------

Loss before taxes                                                           (14,132)                          (10,059)

Provision (benefit)  for taxes                                                    --                           (4,024)
                                                                          ----------                      ------------


Net loss                                                                   $(14,132)                          $(6,035)
                                                                          ==========                      ============


Basic and diluted loss per common share:

Net loss per common share                                                    $(0.60)                          $(0.25)
                                                                          ==========                      ===========


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                                   (unaudited)

                                                                                                      December 31,
                                                                                          1999                        1998
                                                                                          ----                        ----

                                                                                                 (amounts in thousands)
Cash flows from operating activities:

         Net loss                                                                     $(14,132)                   $ (6,035)

         Adjustments to reconcile net income to net cash provided by (used in) operating activities:

                Depreciation and amortization                                           11,802                      10,781

         Change in assets and liabilities, net of amounts acquired:

                Decrease (increase) in trade accounts receivable                          (298)                     10,166
                Increase in deferred charges                                            (3,413)                     (4,019)
                Decrease (Increase) in prepaid expenses and
                    other current assets                                                 2,252                      (4,164)
                Decrease in other assets                                                   382                       1,020
                Increase (Decrease) in trade accounts payable                            4,522                      (5,213)
                Increase in deferred income                                             13,557                      16,765
                Decrease in accrued expenses and
                    other liabilities                                                  (11,216)                    (16,939)
                Decrease in taxes payable                                                 (996)                     (3,547)
                                                                                     ----------                     -------

         Net cash provided by (used in) operating activities                             2,460                      (1,185)
                                                                                         -----                      -------

Cash flow used in investing activities:

                Purchase of property and equipment                                     (12,994)                     (6,537)
                Acquisition of intangibles and businesses, net of
                    cash acquired                                                           --                      (3,455)
                                                                                     ---------                      -------

         Net cash used in investing activities                                         (12,994)                     (9,992)
                                                                                       --------                     -------

Cash flow provided by financing activities:

                Repayments of long-term debt                                           (29,919)                    (29,929)
                Proceeds from long-term debt                                            37,775                      39,550
                Payment of debt issuance fees                                               --                        (931)
                                                                                      --------                        -----

         Net cash provided by financing activities                                       7,856                       8,690
                                                                                         -----                       -----

Translation effect on cash and cash equivalents                                          1,003                         (92)

Net decrease in cash                                                                    (1,675)                     (2,579)
Cash, beginning of period                                                                1,675                      15,117
                                                                                         -----                      ------

Cash, end of period                                                                         --                      12,538
                                                                                       =======                      ======


Supplemental disclosure of cash flow information:

                    Interest paid                                                     $ 12,286                  $    8,149
                                                                                        ======                       =====


                    Income taxes paid                                                 $    180                  $      179
                                                                                           ===                         ===


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
              For the Three Months Ended December 31, 1999 and 1998
                                   (unaudited)
                             (amounts in thousands)



                                                      Common Stock                                     Accumulated
                                                      ------------        Additional     Retained        Other            Total
                                                                            Paid-in      Earnings     Comprehensive    Stockholders'
                                                   Shares     Amount        Capital      (Deficit)        Loss            Equity
                                                   ------     ------        -------      --------         ----            ------

For the three months ended December 31, 1999:

Balance at September 30, 1999                     23,697        $236       $167,677     $(40,648)       $(4,785)       $122,480

Net loss                                               -           -              -      (14,132)             -         (14,132)

Foreign currency translation adjustment                -           -              -            -            223             223
                                                                                                                       --------

Other comprehensive loss                               -           -              -            -              -         (13,909)

                                                  ------        ----       --------     ---------       --------       --------
Balance at December 31, 1999                      23,697        $236       $167,677     $(54,780)       $(4,562)       $108,571
                                                  ======        ====       ========     =========       ========       ========


For the three months ended December 31, 1998:

Balance at September 30, 1998                     23,689        $236       $167,608      $11,645        $(3,714)       $175,775

Net loss                                               -           -              -       (6,035)             -          (6,035)

Foreign currency translation adjustment                -           -              -            -         (2,780)         (2,780)
                                                                                                                         -------

Other comprehensive loss                               -           -              -            -              -          (8,815)

Issuance of common stock                               4           *             44            -              -              44

                                                  ------        ----       --------     ---------       --------       --------
Balance at December 31, 1998                      23,693        $236       $167,652       $5,610        $(6,494)       $167,004
                                                  ======        ====       ========       ======        ========       ========


*Amount less than $1 thousand

See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.       Interim Financial Information

         The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2000.

         The balance sheet at September 30, 1999 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Segment Information

         In accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, set forth below is selected financial information about the Company's reportable operating segments.

         Description of Segments

         The Company has five reportable segments: the Communications Division, Hotel Services, Staging and Meeting Services, Rental Services and Melville Exhibition Services, Ltd. ("MES"). The Communications Division produces meetings, events and training programs that enable businesses to inform, sell to and train their sales forces, dealers, stockholders and employees. Hotel Services provides audiovisual equipment rental services to hotels via an on-site presence of both equipment and technical support staff. The Staging and Meeting Services Division is a provider of audiovisual equipment, technical labor and related staging services to production companies and other corporations for use during meetings, trade shows, conventions and presentations. Rental Services is a remote full service provider on an as-needed basis to local and national corporations, convention centers and smaller hotels. MES provides exhibition services in the United Kingdom, offering fully integrated services to exhibition organizers, hall owners, exhibitors and other exhibition contractors.

         Measurement of Segment Profit or Loss

         The Company evaluates performance based upon revenues, gross profit and profit or loss from operations before interest, income taxes, depreciation and amortization ("EBITDA"). Interdivision sales are recorded at the Company's costs; there is no intercompany profit or loss on interdivision sales.

         Three Months Ended December 31, 1999 (Amounts in Thousands)


                                           Staging &                   Total
                               Hotel        Meeting      Rentals       Audio                     Communi-
                              Services     Services      Services      Visual         MES         cations       Other(a)     Total
                              --------     --------      --------      ------         ---         -------       -------      -----

         Revenue               $74,474      $19,392        $6,535     $100,401       $11,850      $45,706        $1,052     $159,009
         Gross profit           14,336          935         1,477       16,748         3,924       14,387           108       35,167
         EBITDA                 10,297        1,913           813       13,023           848       (3,366)          (32)      10,473

         (a) Primarily represents the results of the Company's travel and logistical services business.

         Three Months Ended December 31, 1998 (Amounts in Thousands)

                                     Staging &                             Total
                          Hotel       Meeting     Rentals                  Audio                   Communi-
                         Services    Services    Services    Other (a)     Visual        MES       cations     Other(b)    Total
                         --------    --------    --------    ---------     ------        ---       -------     --------    -----

        Revenue           $62,796      $20,487      $5,583      $8,389     $97,255     $14,274     $51,801      $1,318    $164,648
        Gross profit       12,828        1,116       1,241       2,928      18,113       4,706      17,467         295      40,581
        EBITDA              8,348        1,806       1,097        (426)     10,825       1,788       1,331          --      13,944


         (a) Represents the results of operations of the Company's design and installation business which was disposed in June, 1999.

         (b) Represents the results of the Company's travel and logistical services business.


         Reconciliations to Consolidated Statement of Operations
         (Amounts in Thousands)

                                                                                           Three Months Ended
                                                                                              December 31,

                                                                                        1999                1998
                                                                                        ----                ----

         Total external revenue for reportable segments                            $  156,208          $  159,983
         Interdivision revenue for reportable segments                                  2,801               4,851
         Intradivision revenue for reportable segments                                  1,283                  86
         Elimination of interdivision revenue                                          (4,084)             (4,937)
                                                                                     -----------         -----------

         Total consolidated revenue                                                $  156,208          $  159,983
                                                                                     ===========         ===========

         Total "EBITDA" for reportable segments                                    $   10,473          $   13,944
         Costs related to the former Atlanta-based audiovisual headquarters                --              (2,753)
         Corporate expenses                                                            (2,178)             (2,942)
                                                                                     -----------         -----------

         Total consolidated operating income before depreciation and
             amortization expense                                                       8,295               8,249
         Depreciation and amortization expenses, including depreciation in
             cost of revenue                                                          (11,802)            (10,781)
                                                                                     -----------         -----------

             Total consolidated operating loss                                     $   (3,507)         $   (2,532)
                                                                                     ===========         ===========

3. Restructuring Charge

In order to continue to streamline the organizational structure and improve operational efficiencies, the Company effectuated the Restructuring and recorded a pre-tax restructuring charge of $10.8 million in the fiscal quarter ended September 30, 1999. The charge included $1.5 million of employee termination and severance costs associated with a further reduction in the workforce of approximately 60 people, $4.0 million related to lease termination and other facility shut-down costs and $5.3 million of computer software and equipment no longer used as a result of the reorganization. The remaining liability as of December 31, 1999 was $1.1 million.

                          Caribiner International, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Three months Ended December 31, 1999 Compared to Three months Ended December 31, 1998

Revenue. Revenue decreased $3.8 million, (after intercompany eliminations), or 2.4% from $160.0 million in the three months ended December 31, 1998 to $156.2 million in the three months ended December 31, 1999. Rental revenue from the Company's combined audiovisual services businesses increased slightly to $112.3 million in the three months ended December 30, 1999 from $103.3 million in the prior year's comparable three month period, after adjusting for $8.4 million of 1999 first quarter revenue relating to the Company's former audiovisual design and installation business, Presentation Technologies, which was disposed June 30, 1999. The increase is primarily attributable to increased revenue of $11.5 million from the Company's Hotel Services division, offset by decreases in revenue from the Melville Exhibition Services ("MES") segment. Revenue from the Company's Communications Division (before inradivision eliminations) decreased $5.2 million, or 9.7%, to $48.0 million in the first quarter of fiscal 2000 from $53.2 million in the comparable period of fiscal 1999 primarily due to projects completed in the first quarter of fiscal 1999 which did not recur in the first quarter of fiscal 2000.

Gross profit. Total gross profit decreased $5.5 million, or 13.6%, from $40.7 million in the three months ended December 31, 1998 to $35.2 million in the comparable period of 1999. The Company's design and installation business, which was diposed of effective June 30, 1999, accounted for $2.9 million of gross profit in the quarter ended December 31, 1998. Gross profit as a percentage of rental revenue was 18.2% for the three months ended December 31, 1999 compared to 20.2% in the prior year's comparable quarter. Profits from the Company's combined audiovisual services businesses were slightly impacted by an increase in commission rates in addition to increased costs related to the rental of audio visual equipment used in operations, particularly in the Hotel Services outsourcing operations. In addition, gross profit on rental revenue for the three months ended December 31, 1998 and 1999 was also impacted by $4.0 million and $5.7 million, respectively, of depreciation expense related to rental equipment used in the audiovisual services businesses. Such depreciation expense is included in cost of rental revenue. As a percentage of service revenue, gross profit margin decreased from 33.4% in the three months ended December 31, 1998 to 30.2% in the three months ended December 31, 1999. The decreased gross profit margin is due to increased margin pressures as well as the specific production requirements of the contracts completed during the period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.6 million, or 9.9%, from $36.1 million in the three months ended December 31, 1998 to $32.5 million in the three months ended December 31, 1999. During the quarter ended December 31, 1998, the Company incurred $2.8 million of costs related to the former Atlanta based audiovisual headquarters. In addition, selling, general and administrative expenses of the Hotels Services division decreased by $1.0 million from the same period in the prior year due the cost savings achieved by centralizing its operations in one location. The Communications Division accounts for a $1.0 increase in operating expenses from December 31, 1998 to December 31, 1999 largely due to costs related to obtaining business and bad debt expense. Selling, general and administrative expenses, as a percentage of total revenue, decreased from 22.6% during the three months ended December 31, 1998 to 20.8% in the three months ended December 31, 1999.

Depreciation and amortization. Depreciation and amortization expense for the three months ended December 31, 1999 was $6.2 million, a decrease of $1.0 million from the corresponding period in the prior year. The decrease is primarily attributable to the write off of fixed assets related to the former Atlanta-based audio visual headquarters, which occurred in the fourth quarter of fiscal 1999.

Interest expense, net. Interest expense, net increased by $3.1 million due to higher average outstanding indebtedness as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 40% for the three months ended December 31, 1998. No income tax benefit was recorded for the three months ended December 31, 1999.

Net loss. The Company realized a net loss of $14.1 million in the three months ended December 31, 1999 compared to a net loss of $6.0 million in the three months ended December 31, 1998. The loss per common share for the three months ended December 31, 1999 was $0.60 as compared with a loss per common share of $0.25 for the comparable period in fiscal 1998. The significant increase in the reported net loss in the three months ended December 31, 1999 results from the effect of the results of operations described above as well as to the fact that no income tax benefit has been recorded in the three months ended December 31, 1999.

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

In May, 1998, the Company repaid approximately $26 million under the Term Facility thereby permanently reducing availability thereunder by such amount. In December, 1998 and July, 1999, the terms of the Revolving Facility were amended to, among other things, reduce the aggregate availability thereunder from $300 million to $250 million, amend certain financial covenants contained therein and increase the interest rate on amounts outstanding under the Credit Agreement.

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

Fees of approximately $1.2 million, $1.4 million and $1.0 million were incurred in connection with the amendments made to the Credit Agreement in December 1998, July, 1999, and December 1999, respectively. Such fees will be amortized over the remaining term of the Credit Agreement.

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

As of February 10, 2000, the Company had approximately $445.5 million outstanding under the Credit Agreement, of which $245.9 million was outstanding under the Revolving Facility. The Company believes that cash flow from operations and available credit under the Revolving Facility will be sufficient to meet operating needs through the end of fiscal 2000.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the three months ended December 31, 1999 and 1998:

                                                 Three months Ended December 31,
                                                      1999            1998
                                                      ----            ----

Net cash provided by (used in):

      Operating activities                          $2,460         $(1,185)
      Investing activities                         (12,994)         (9,992)
      Financing activities                           7,856           8,690


For the three months ended December 31, 1999, $2.5 million was provided by operating activities. The net loss adjusted for depreciation and amortization required $2.3 million. The net change in working capital provided $4.8 million, with decreases in prepaid expenses and other current assets, other assets and increases in accounts payable and deferred income, which were more than offset by increases in accounts receivable and deferred charges, and decreases in accrued expenses and other liabilities and taxes payable. Investing activities required $13.0 million due to property and equipment additions. Financing activities provided $7.9 million in the three months ended December 31, 1999, of which $37.8 million was provided by drawings under the Company's Credit Agreement, offset by repayments of $29.9 million.

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

                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 25, 1999, a purported shareholder class action was filed in the United States District Court for the Southern District of New York (the "Southern District") against the Company and certain of its current and former officers and one of its directors. On May 7, 1999, a purported shareholder class action substantially identical to the March 25th action was filed in the Southern District against the Company and the same individuals named in the March 25th action. Both lawsuits allege, among other things, that defendants misrepresented the Company's ability to integrate various companies it was acquiring and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The lawsuits seek unspecified money damages, plus costs and expenses, including attorneys' fees and expert fees. The Company believes it has meritorious defenses to this action and intends to defend the lawsuit vigorously. In November, 1999, the court issued an order consolidating the lawsuits into a single action and appointing lead plaintiffs and lead counsel. The plaintiffs filed an amended consolidated complaint in January 2000, to which the Company is presently preparing a response, which it expects to file in February, 2000.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K:

      Exhibit
       Number                    Description of Document
       ------                    -----------------------

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

         3.3      Third Amended and Restated By-Laws of the Company (filed as
                  Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).

         10.1 Credit Agreement, dated as of October 28, 1997 (the "Credit Agreement"), among the Company, Caribiner, Inc., the several lenders named therein and The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

         10.2 First Amendment and Agreement, dated as of March 31, 1998, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

         10.3 Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

         10.4 Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

         10.5 Fourth Amendment, Consent and Waiver, dated as of December 23, 1999, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit
                  10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

         27       Financial Data Schedule

(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CARIBINER INTERNATIONAL, INC.

                                  (Registrant)

Date: February 11, 1999

                                         By: /s/ Robert F. Burlinson
                                             -----------------------

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

                                  EXHIBIT INDEX

      Exhibit                                                              Page
       Number                      Description of Document                Number

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

         3.3 Third Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).

         10.1 Credit Agreement, dated as of October 28, 1997 (the "Credit Agreement"), among the Company, Caribiner, Inc., the several lenders named therein and The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit
                  10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

         10.2 First Amendment and Agreement, dated as of March 31, 1998, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

         10.3 Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

         10.4 Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

         10.5 Fourth Amendment, Consent and Waiver, dated as of December 23, 1999, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit
                  10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

         27       Financial Data Schedule