Form 10-Q
period 2000-03-31
CARIBINER INTERNATIONAL INC
filed 2000-05-16
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER: 1-14234

                          Caribiner International, Inc.
                          -----------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                13-3466655
               --------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


               16 West 61st Street, New York, NY             10023
               ---------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

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

                                 Yes /X/ No / /

The registrant had 23,902,346 shares of Common Stock (par value $0.01 per share) outstanding as of May 15, 2000.

                                      INDEX

PART I.  Financial Information
       Item 1.    Financial Statements (Unaudited)

                  Review Report of Independent Accountants................... 2

                  Consolidated Balance Sheets as of
                  March 31, 2000 and September 30, 1999...................... 3

                  Consolidated Statements of Operations for
                  the six months ended March 31, 2000 and 1999............... 4

                  Consolidated Statements of Operations for
                  the three months ended March 31, 2000 and 1999............. 5

                  Consolidated Statements of Cash Flows for
                  the six months ended March 31, 2000 and 1999............... 6

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the six months ended March 31, 2000 and 1999.... 7

                  Notes to Consolidated Financial Statements................. 8

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 11

PART II. Other Information

       Item 1.    Legal Proceedings.......................................... 16

       Item 6.    Exhibits and Reports on Form 8-K........................... 17

SIGNATURES................................................................... 19

Review Report of Independent Accountants

Stockholders and Board of Directors Caribiner International, Inc.

We have reviewed the accompanying consolidated balance sheet of Caribiner International, Inc. as of March 31, 2000, and the related consolidated statements of operations for the three and six months ended March 31, 2000 and 1999, the consolidated statement of changes in stockholders' equity for the six months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the six months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                                      /s/ Ernst & Young LLP

New York, New York
May 12, 2000

                         Caribiner International, Inc.
                          Consolidated Balance Sheets


                                                                                               March 31,        September 30,
ASSETS                                                                                           2000               1999
                                                                                              (unaudited)         (Note 1)
                                                                                              -----------         --------

                                                                                                 (amounts in thousands)
Current Assets:

Cash and cash equivalents                                                                     $      -            $  1,675
Trade accounts receivable - net of allowance for doubtful
    accounts of $2,027 and $4,693 at March 31, 2000 and
    September 30, 1999, respectively                                                            63,056             100,446
Deferred charges                                                                                 1,568               8,301
Prepaid expenses and other current assets                                                       11,779              20,173
Net assets held for sale                                                                       126,100                  --
                                                                                              --------            --------

             Total Current Assets                                                              202,503             130,595

Property and equipment - net                                                                    68,876             100,438
Goodwill - net                                                                                 276,733             409,204
Taxes receivable                                                                                 5,753               4,548
Other assets                                                                                    10,874              14,684
                                                                                                    --                  --
                                                                                              --------            --------

             TOTAL ASSETS                                                                     $564,739            $659,469
                                                                                              ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt                                                             $ 85,612            $  1,299
Trade accounts payable                                                                          13,278              22,527
Accrued expenses and other current liabilities                                                  49,162              40,436
Accrued production costs                                                                           743              20,259
Deferred income                                                                                  1,925              11,617
                                                                                              --------            --------

Total Current Liabilities                                                                      150,720              96,138

Long-term debt                                                                                 362,450             425,840
Deferred income                                                                                    904               4,975
Deferred tax liability                                                                           8,432               7,892
Other liabilities                                                                                  502               2,144
                                                                                              --------            --------

             TOTAL LIABILITIES                                                                 523,008             536,989

Stockholders' Equity:

Preferred stock, $0.01 par value:

    2,000 shares authorized, none issued and outstanding at
    March 31, 2000 and September 30, 1999, respectively                                            ---                  ---
Common stock, $0.01 par value:
    40,000 voting shares authorized 23,697 shares
    issued and outstanding at March 31, 2000 and
    September 30, 1999                                                                             236                 236
Additional paid-in capital                                                                     167,677             167,677
Accumulated other comprehensive loss                                                            (6,818)             (4,785)
Accumulated deficit                                                                           (119,364)            (40,648)
                                                                                              --------            --------

TOTAL STOCKHOLDERS' EQUITY                                                                      41,731             122,480
                                                                                              --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $564,739            $659,469
                                                                                              ========            ========


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Operations
                            For the Six Months Ended
                                   (unaudited)


                                                                                                  March 31,
                                                                                   ---------------------------------------
                                                                                       2000                      1999
                                                                                   -------------             -------------
Revenue                                                                             $   209,974               $   199,568

Cost of revenue                                                                         172,154                   158,069
                                                                                   -------------             -------------

Gross profit                                                                             37,820                    41,499
                                                                                   -------------             -------------


Operating expenses:
         Selling, general and administrative expenses                                    26,322                    31,654
         Depreciation and amortization                                                    5,828                     7,731
                                                                                   -------------             -------------

                           Total operating expenses                                      32,150                    39,385
                                                                                   -------------             -------------

Operating income before corporate reorganization and other costs                          5,670                     2,114
                                                                                   -------------             -------------

Corporate reorganization costs (note 3)                                                   3,600                        --
Loss on sale of assets (note 4)                                                           3,000                        --
                                                                                   ------------              ------------
Operating income (loss)                                                                    (930)                    2,114
Interest expense, net                                                                    21,345                    16,309
                                                                                   -------------             -------------
Loss from continuing operations before taxes                                            (22,275)                  (14,195)
         Provision for taxes                                                                 --                    (5,678)
                                                                                   -------------             -------------
Loss from continuing operations                                                         (22,275)                   (8,517)

Discontinued operations (note 2)
         Income (loss) from operations (less income taxes of $331 in 2000, $4,112
             in 1999)                                                                   (16,128)                    6,170
         Loss on disposal of assets                                                     (40,313)                       --
                                                                                   -------------             -------------
Income (loss) from discontinued operations                                              (56,441)                    6,170
                                                                                   -------------             -------------

Net loss                                                                            $   (78,716)              $    (2,347)
                                                                                   =============             =============

Basic and diluted earnings (loss) per common share:

         Loss from continuing operations                                            $     (0.94)              $     (0.36)
         Income (loss) from discontinued operations, net of tax                           (2.38)                     0.26
                                                                                   -------------             -------------
Net loss per common share                                                           $     (3.32)              $     (0.10)
                                                                                   =============             =============


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Operations
                           For the Three Months Ended
                                   (unaudited)


                                                                                                  March 31,
                                                                                   ---------------------------------------
                                                                                       2000                      1999
                                                                                   -------------             -------------
Revenue                                                                             $   111,207               $   104,252

Cost of revenue                                                                          90,135                    80,847

                                                                                   -------------             -------------
Gross profit                                                                             21,072                    23,405
                                                                                   -------------             -------------


Operating expenses:
         Selling, general and administrative expenses                                    15,176                    15,418
         Depreciation and amortization                                                    3,011                     3,670

                                                                                   -------------             -------------

                           Total operating expenses                                      18,187                    19,088
                                                                                   -------------             -------------

Operating income before corporate reorganization and other costs                          2,885                     4,317
                                                                                   -------------             -------------

Corporate reorganization costs (note 3)                                                   3,600                        --
Loss on sale of assets (note 4)                                                           3,000                        --
                                                                                   -------------             -------------
Operating income (loss)                                                                  (3,715)                    4,317
Interest expense, net                                                                    10,742                     8,715
                                                                                   -------------             -------------
Loss from continuing operations before taxes                                            (14,457)                   (4,398)
         Provision for taxes                                                                 --                    (1,759)
                                                                                   -------------             -------------
Loss from continuing operations                                                         (14,457)                   (2,639)

Discontinued operations (note 2)
         Income (loss) from operations (less income taxes of $331 in 2000,
             $4,218 in 1999)                                                             (9,814)                    6,327
         Loss on disposal of assets                                                     (40,313)                       --
                                                                                   -------------             -------------
Income (loss) from discontinued operations                                              (50,127)                    6,327
                                                                                   -------------             -------------

Net Income (Loss)                                                                   $   (64,584)              $     3,688
                                                                                   =============             =============

Basic and diluted earnings per common share:

         Loss from continuing operations                                            $   (0.61)              $     (0.11)
         Income (loss) from discontinued operations, net of tax                         (2.12)                     0.27
                                                                                   -------------             -------------

Net income (loss) per common share                                                  $   (2.73)              $      0.16
                                                                                   =============             =============


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
                      Consolidated Statements of Cash Flows
                            For the Six Months Ended
                                   (unaudited)

                                                                                                    March 31,
                                                                                        2000                        1999
                                                                                        ----                        ----

                                                                                                 (amounts in thousands)
Cash flows from operating activities:
         Net loss                                                                    $ (78,716)                  $  (2,347)

         Adjustments to reconcile net income to net cash used in operating activities:

                Depreciation and amortization                                           24,236                      21,333
                Fixed asset write-off                                                    2,500                          --
                Loss on disposition of assets                                           40,313                          --

         Change in assets and liabilities:

                Increase in trade accounts receivable                                   (7,195)                     (6,222)
                Increase in deferred charges                                            (8,735)                     (5,296)
                Decrease (increase) in prepaid expenses and
                    other current assets                                                 1,099                      (2,250)
                Increase in assets held for sale                                        (6,082)                         --
                Decrease (increase) in other assets                                      2,419                      (4,356)
                Increase in trade accounts payable                                       5,211                       9,310
                Increase in deferred income                                             15,563                       2,628
                Increase (decrease) in accrued expenses and
                    other liabilities                                                    7,351                     (14,324)
                Decrease in taxes payable                                                 (821)                     (2,320)
                                                                                      --------                    --------

         Net cash used in operating activities                                          (2,857)                     (3,844)

Cash flow used in investing activities:

                Purchase of property and equipment                                     (20,679)                    (21,521)
                Acquisition of intangibles and businesses, net of
                    cash acquired                                                         (229)                     (5,571)
                                                                                      --------                    --------

         Net cash used in investing activities                                         (20,908)                    (27,092)

Cash flow provided by financing activities:

                Repayments of long-term debt                                           (55,206)                    (78,797)
                Proceeds from long-term debt                                            77,625                     104,450
                Payment of debt issuance fees                                               --                      (1,231)
                                                                                      --------                    --------

         Net cash provided by financing activities                                      22,419                      24,422

Translation effect on cash and cash equivalents                                           (329)                        115

Net decrease in cash                                                                    (1,675)                     (6,399)
Cash, beginning of period                                                                1,675                      15,117
                                                                                      --------                    --------

Cash, end of period                                                                   $      0                    $  8,718
                                                                                      ========                    ========


Supplemental disclosure of cash flow information:

                    Interest paid                                                     $ 23,339                    $ 17,320
                                                                                      ========                    ========


                    Income taxes paid                                                 $    198                    $    270
                                                                                      ========                    ========


See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                For the Six Months Ended March 31, 2000 and 1999
                                   (unaudited)
                             (amounts in thousands)



                                                  Common Stock                                  Accumulated
                                                  ------------       Additional                    Other            Total
                                                                       Paid-in     Retained    Comprehensive    Stockholders'
                                                Shares     Amount      Capital     Earnings       Income           Equity
                                                ------     ------      -------     --------       ------           ------

For the six months ended March 31, 2000:

Balance at September 30, 1999                  23,697       $236      $167,677     (40,648)       (4,785)       $122,480

Net loss                                           --         --            --     (78,716)           --         (78,716)

Foreign currency translation adjustment            --         --            --          --        (2,033)         (2,033)
                                                                                                                  -------

Comprehensive loss                                 --         --            --          --            --         (80,749)
                                               -------------------------------------------------------------------------

Balance at March 31, 2000                      23,697       $236      $167,677    (119,364)       (6,818)         41,731
                                               =========================================================================


For the six months ended March 31, 1999:

Balance at September 30, 1998                  23,689       $236      $167,608     $11,645       $(3,714)       $175,775

Net loss                                                                            (2,347)                       (2,347)

Foreign currency translation adjustment                                                           (1,719)         (1,719)
                                                                                                                  ------

Comprehensive loss                                                                                                (4,066)

Issuance of common stock                            5          *            56          --            --              56
                                               -------------------------------------------------------------------------

Balance at March 31, 1999                      23,694       $236      $167,664      $9,298       $(5,433)       $171,765
                                               =========================================================================

*Amount less than $1 thousand

See accompanying notes to the unaudited consolidated financial statements.

                          Caribiner International, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.    Interim Financial Information

      The accompanying unaudited consolidated financial statements of Caribiner International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2000.

      The balance sheet at September 30, 1999 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.    Discontinued Operations

      On April 20, 2000, the Company sold substantially all of the assets of its worldwide Communications Group (the "Communications Group"). On May 9, 2000, the Company sold its U.K.-based Melville Exhibition Services subsidiary ("MES"). The Company recorded an aggregate loss on disposal of these operations of $40.3 million at March 31, 2000. Operating results of the Communications Group and MES have been segregated and reported as discontinued operations in the Consolidated Statement of Operations for the three and six months ended March 31, 2000 and 1999 (with the prior year comparable periods restated). Net assets of the Communications Group and MES have been separately classified in the Consolidated Balance Sheet at March 31, 2000. Cash flow impacts of the discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. Components of the income (loss) from discontinued operations reflected in the Consolidated Statements of Operations are presented in the following table.


                                                             Three months Ended       Six Months Ended
                                                                 March 31,                March 31,
                                                             2000         1999        2000        1999
                                                             ----         ----        ----        ----

        Revenue                                            $80,410     $104,405    $138,946    $172,133
        Cost of Revenue                                     54,826       71,027      94,943     116,132
        Selling, general and administrative expenses        32,016       19,806      53,378      39,663
        Depreciation and Amortization                        3,322        3,162       6,671       6,257
                                                          ------------ ----------- ----------- ------------
        Operating Income (loss)                             (9,754)      10,410     (16,046)     10,081
        Interest expense (income), net                          60         (135)         82        (201)
                                                          ------------ ----------- ----------- ------------
        Income (Loss) from operations before tax            (9,814)      10,545     (16,128)     10,282
                                                          ------------ ----------- ----------- ------------
        Tax provision                                           --        4,218          --       4,112
                                                          ------------ ----------- ----------- ------------
        Income (Loss) from discontinued operations         $(9,814)      $6,327    $(16,128)     $6,170
                                                           ========      ======    =========     ======


3.    Corporate Reorganization and Other Costs

      In connection with corporate office reorganization plans, a charge of $3.6 million was recorded during the three months ended March 31, 2000. Such charge primarily includes severance payments to be paid in the third fiscal quarter of 2000.

4.    Loss on Sale of Assets

      During the three months ended March 31, 2000, the Company wrote off $3.0 million of assets relating to sold businesses.


5.    Segment Information

      In accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, set forth below is selected financial information about the Company's reportable operating segments.

      Description of Segments

      The Company has three reportable segments in continuing operations: Hotel Services, Staging and Meeting Services and Rental Services. Hotel Services provides audiovisual equipment rental services to hotels via an on-site presence of both equipment and technical support staff. The Staging and Meeting Services Division is a provider of audiovisual equipment, technical labor and related staging services to production companies and other corporations for use during meetings, trade shows, conventions and presentations. Rental Services is a remote full service provider on an as-needed basis to local and national corporations, convention centers and smaller hotels.

      Measurement of Segment Profit or Loss

      The Company evaluates performance based upon revenues, gross profit and profit or loss from operations before interest, income taxes, depreciation and amortization ("EBITDA"). Interdivision sales are recorded at the Company's costs; there is no intercompany profit or loss on interdivision sales.

      Six Months Ended March 31, 2000 (Amounts in Thousands)

                                Staging &
                     Hotel      Meeting    Rentals
                     Services   Services   Services     Total
                     --------   --------   --------     -----

      Revenue        $156,887   $44,595    $11,697    $213,179
      Gross profit     33,850     4,244      2,175      40,269
      EBITDA           23,966     6,502        382      30,850

      Six Months Ended March 31, 1999 (Amounts in Thousands)

                                 Staging &
                      Hotel      Meeting   Rentals
                      Services   Services  Services  Other (a)     Total
                      --------   --------  --------  ---------     -----

      Revenue        $130,660    $47,978   $11,148   $15,214     $205,000
      Gross profit     27,626      5,181     2,924     4,967       40,698
      EBITDA           19,243      6,697     2,324    (1,774)      26,490

      (a) Represents the results of the Company's design and installation business disposed June, 1999.

      Reconciliations to Consolidated Statement of Operations (Amounts in Thousands)
                                                            Six Months Ended
                                                                March 31,
                                                            2000         1999
                                                            ----         ----

      Total external revenue for reportable segments     $ 209,974    $ 199,568
      Intradivision revenue for reportable segments          3,205        5,432
      Elimination of intradivision revenue                  (3,205)      (5,432)
                                                           -------      -------

      Total consolidated revenue                         $ 209,974    $ 199,568
                                                           =======      =======

      Total "EBITDA" for reportable segments             $  30,850     $ 26,490
      Costs related to the former Atlanta-based
         audiovisual headquarters                               --        4,828
      Corporate expenses                                     5,903        5,107
      Fixed asset write off                                  2,500           --
      Corporate reorganization and other costs               6,600           --

                                                           -------      -------
      Total consolidated operating income before
         depreciation and amortization expense
         and interest expense, net                          15,847       16,555
      Depreciation and amortization expenses,
         including depreciation in cost of revenue          16,777       14,441
      Interest expense, net                                 21,345       16,309
                                                           -------      -------

         Total consolidated operating income (loss)
           from continuing operations before taxes       $ (22,275)   $ (14,195)
                                                           =======      =======

      Three Months Ended March 31, 2000

                                 Staging &
                      Hotel      Meeting    Rental
                      Services   Services   Services    Total
                      --------   --------   --------    ------

      Revenue         $82,413    $25,203     $5,162    $112,778
      Gross profit     19,629      3,369        717      23,715
      EBITDA           13,969      4,589       (431)     18,127

      Three Months Ended March 31, 1999

                                 Staging &
                      Hotel      Meeting    Rental
                      Services   Services   Services  Other (a)     Total
                      --------   --------   --------  ---------     -----

      Revenue         $68,013    $27,491    $5,565    $6,825      $107,894
      Gross profit     15,063      4,192     1,724     2,039        23,018
      EBITDA           10,888      4,891     1,227    (1,348)       15,658

      (a) Represents the results of the Company's design and installation business disposed June, 1999.

                                                           Three Months Ended
                                                                March 31,
                                                            2000         1999
                                                            ----         ----

      Total external revenue for reportable segments     $111,207      $104,252
      Intradivision revenue for reportable segments         1,571         3,642
      Elimination of intradivision revenue                 (1,571)       (3,642)
                                                         ---------     --------

      Total consolidated revenue                          111,207       104,252
                                                         =========     ========

      Total "EBITDA" for reportable segments               18,127        15,658
      Costs related to the former Atlanta-based
         audiovisual headquarters                           4,025         2,075
      Corporate expenses
      Fixed asset write off                                 2,500         2,165
      Corporate reorganization and other costs              6,600            --
                                                         ---------     --------

      Total consolidated operating income before
         depreciation and amortization expense
         and interest expense, net                          5,002        11,418
      Depreciation and amortization expenses,
         including depreciation in cost of revenue          8,717         7,101
      Interest expense, net                                10,742         8,715
                                                         ---------     --------

         Total consolidated operating income (loss)
           from continuing operations before taxes       $(14,457)     $ (4,396)
                                                         =========     ========

                          Caribiner International, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Effective April 20, 2000 and May 9, 2000, the Company disposed of substantially all of the assets of its worldwide Communications Group and its U.K.-based Melville Exhibition Services subsidiary, respectively. The operating results of each of the disposed businesses have been segregated and reported as discontinued operations in the consolidated statements of operations for the three and six months ended March 31, 2000. The operating results of the prior year have been restated to conform to the current year's presentation. The results of operations below are for the continuing operations of the Company's audiovisual services businesses only (which are cmprised of its hotel services, staging and meeting services and rental services divisions) and do not include the results of operations of the disposed businesses.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

Revenue. Excluding the effect of $15.2 million of revenue from the Company's design and installation business ("Presentation Technologies") disposed of effective June 30, 1999, revenue increased by $25.6 million, or 13.4%, to $210.0 million in the six months ended March 31, 2000 from $184.4 million in the six months ended March 31, 1999. The increase was primarily due to growth in the Company's hotel audiovisual services segment resulting from increased business from existing hotel properties and a net increase in the number of total properties under contract.

Gross profit. Excluding $5.0 million of gross profit of the Company's design and installation business disposed of effective June 30, 1999, gross profit increased $1.3 million, or 3.6%, to $37.8 million in the six months ended March 31, 2000 from $36.5 million in the six months ended March 31, 1999. Comparable gross profit as a percentage of revenue was 18.0% for the six months ended March 31, 2000 compared to 20.0% in the prior year's comparable quarter. Profits from the Company's combined audiovisual services businesses were slightly impacted by an increase in commission rates in addition to increased costs related to the rental of audio visual equipment used in operations, particularly in the hotel audiovisual services segment. In addition, during the three months ended March 31, 2000, the Company wrote-off $2.5 million of fixed assets not being actively used in its audiovisual businesses. The gross profit on rental revenue for the six months ended March 31, 2000 and 1999 was also impacted by $10.9 million and $6.8 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Excluding the effect of Presentation Technologies, selling, general and administrative expenses increased $1.4 million from $24.9 million in the six months ended March 31, 1999 to $26.3 million in the six months ended March 31, 2000. During the six months ended March 31, 1999, the Company incurred $4.8 million of costs related to the former Atlanta based audio-visual headquarters. In addition, the selling, general and administrative expenses of the Hotels Services segment decreased by approximately $4.1 million in the six months ended March 31, 2000 from the prior comparable quarter due to cost savings achieved in centralizing all operations into one location. On a comparable basis, selling, general and administrative expenses, as a percentage of total revenue, decreased from 13.5% during the six months ended March 31, 1999 to 12.5% in the six months ended March 31, 2000.

Depreciation and amortization. Depreciation and amortization expense for the six months ended March 31, 2000 was $5.8 million, a decrease of $1.9 million from the corresponding period in the prior year. The decrease is primarily attributable to the write-off of fixed assets related to the former Atlanta-based audio visual headquarters, which occurred in the fourth quarter of fiscal 1999.

Corporate reorganization costs. In connection with the corporate office reorganization plans, during the three months ended March 31, 2000, the Company recorded a charge of $3.6 million, primarily for severance payments to be paid in the third fiscal quarter.

Loss on sale of assets. During the three months ended March 31, 2000, the Company wrote off $3.0 million of assets relating to sold businesses.

Interest expense, net. Interest expense, net increased by $5.0 million due to higher average outstanding indebtedness previously incurred to finance acquisitions as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 40% for the six months ended March 31, 1999. There was no income tax benefit for the six months ended March 31, 2000 in accordance with generally accepted accounting principles.

Net loss. The Company realized a net loss from continuing operations of $22.3 million in the six months ended March 31, 2000 compared to a net loss of $8.5 million in the six months ended March 31, 1999. The loss per common share from continuing operations for the six months ended March 31, 2000 was $0.94 as compared with a net loss per common share of $0.36 for the comparable period in fiscal 1999.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenue. Excluding $6.8 million of revenue from Presentation Technologies disposed of efective June 30, 1999, revenue increased $13.8 million, or 14.2%, to $111.2 million in the six months ended March 31, 2000 from $97.4 million in the six months ended March 31, 1999. The increase is primarily attributable to the Company's Hotel Services outsourcing segment which increased its revenues by $14.4 million in the three months ended March 31, 2000 from the prior year's comparable quarter.

Gross profit. Excluding the effects of $2.0 million of gross profit from the disposed Presentation Technologies business and a $2.5 million write-off which was recorded in the three months ended March 31, 2000 relating to fixed assets no longer being used in the Company's audiovisual services businesses, gross profit increased $2.2 million to $23.6 million in the six months ended March 31, 2000 from $21.4 million in the six months ended March 31, 1999. Gross profit as a percentage of revenue was 21% for the three months ended March 31, 2000 compared to 22% in the prior year's comparable quarter. Profits from the Company's combined audiovisual services businesses were slightly impacted by an increase in commission rates in addition to increased costs related to the rental of audio visual equipment used in operations, particularly in the hotel audiovisual services segment. The gross profit on rental revenue for the three months ended March 31, 2000 and 1999 was also impacted by $5.7 million and $3.4 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.2 million, or 1.6%, from $15.4 million in the three months ended March 31, 1999 to $15.2 million in the three months ended March 31, 2000. During the three months ended March 31, 1999, the Company incurred $2.1 million in costs related to the former Atlanta based audiovisual headquarters and $3.4 million by the disposed Presentation Technologies business. Selling, general and administrative expenses, as a percentage of revenue, decreased from 14.8% during the three months ended March 31, 1999 to 13.6% in the three months ended March 31, 2000.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2000 was $3.0 million, a decrease of $0.7 million from the corresponding period in the prior year.

Corporate reorganization costs. In connection with the corporate office reorganization plans, during the three months ended March 31, 2000, the Company recorded a charge of $3.6 million, primarily for severance payments to be paid in the third fiscal quarter.

Loss on sale of assets. During the three months ended March 31, 2000, the Company wrote off $3.0 million of assets relating to sold businesses.


Interest expense, net. Interest expense, net increased by $2.0 million due to higher average outstanding indebtedness previously incurred to finance acquisitions as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. There was no income tax benefit for the three months ended March 31, 2000 in accordance with generally accepted accounting principles.

Net loss. The Company realized a net loss from continuing operations of $14.5 million in the three months ended March 31, 2000 compared to a net loss of $2.6 million in the three months ended March 31, 1999. The loss per common share from continuing operations for the three months ended March 31, 2000 was $0.61 as compared with a loss per common share of $0.11 for the comparable period in fiscal 1999.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources is for our combined continuing and discontinued operations.

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million three year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million three year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit

Agreement"), which was fully utilized in connection with the acquisition of Visual Action. Amounts outstanding under the Company's former credit facility were repaid with the proceeds from the Credit Agreement. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former credit facility. Approximately $4.8 million in debt issuance fees were incurred in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement.

In May, 1998, the Company repaid approximately $26 million under the Term Facility thereby permanently reducing availability thereunder by such amount. In December, 1998 and July, 1999, the terms of the Revolving Facility were amended to reduce the aggregate availability thereunder from $300 million to $250 million, to amend certain financial covenants contained therein and to increase the interest rate on amounts outstanding under the Credit Agreement.

At June 30, 1999, the Company did not achieve certain of the financial covenants specified in the Credit Agreement. In connection with the amendments made to the Credit Agreement in July 1999 (the "July 1999 Amendment"), the lenders waived through March 30, 2000, all defaults that had arisen or might arise from the failure to satisfy the specified financial covenants for June 30, 1999, September 30, 1999 and December 31, 1999. As part of such amendment, the Company agreed, among other things, to revised covenants regarding minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Credit Agreement, for the twelve month periods ending June 30, September 30 and December 31, 1999, and to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) for the three month periods ending September 30 and December 31, 1999.

At September 30, 1999, the Company was not in compliance with the covenants set forth in the July 1999 Amendment. In December, 1999, the Company obtained a further amendment (the "December 1999 Amendment") to the Credit Agreement that, among other things, extended the waivers under the July 1999 Amendment until October 1, 2000, and waived through October 1, 2000 all defaults arising from the failure at September 30, 1999 to satisfy the financial covenants specified in the July 1999 Amendment. As part of the December 1999 Amendment, the Company agreed to a minimum consolidated adjusted EBITDA covenant that was based on post-September 30, 1999 consolidated EBITDA (as defined in the Credit Agreement), and to restrictions on the amount of capital expenditures that could be made by the Company during the fiscal year ending September 30, 2000. The minimum required consolidated adjusted EBITDA, as defined, for fiscal 2000 exceeds levels achieved in fiscal 1999.

In addition to the waivers and revised financial covenants described above, the December 1999 Amendment provided for the deferral through October 1, 2000 of the principal payments due under the Term Facility on December 31, 1999 and March 31, 2000. The December 1999 Amendment also included a consent by the lenders that would have allowed the Company to pursue the possible sale of its audiovisual businesses, provided that certain timing requirements were met and minimum net proceeds exceeded a specified amount.

In March, 2000, the Company entered into a further amendment (the "March 2000 Amendment") to the Credit Agreement, that, among other things, (i) amended the maturity date of the Term Facility to eliminate the requirement to make any installment payments thereon such that all amounts outstanding the Term Facility are due and payable on October 1, 2001, (ii) reduced the amounts available to the Company under the Credit Agreement for letters of credit, (iii) eliminated altogether those financial covenants that the July 1999 Amendment and December 1999 Amendments previously had waived through October 1, 2000, (iv) amended the covenant relating to minimum consolidated EBITDA for the three month period ended December 31, 1999, the six month period ended March 31, 2000, the nine month period ending June 30, 2000, the twelve month periods ending September 30 and December 31, 2000, and any period of four consecutive fiscal quarters ending on or after March 31, 2001, (v) amended the covenant relating to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) such that the Company may not permit capital expenditures to exceed $25 million in any two consecutive fiscal quarters or $40 million in any four consecutive fiscal quarters commencing with the fiscal quarter beginning January 1, 2000 and (vi) requires the Company to provide certain additional reports to the lenders. In addition, pursuant to the terms of the March 2000 Amendment, the lenders withdrew the consent granted to the Company in the December 1999 Amendment to pursue the possible sale of the Company's audiovisual businesses.

In addition to the amendments and revised financial covenants described above, the March 2000 Amendment also included a consent by the lenders to allow the Company to proceed with its previously announced sale of its Communications Division (the "Communications Sale") and to pursue the sale of MES (the "MES Sale"), provided that, in each case, certain timing requirements were met, minimum net proceeds exceeded a specific amount and 75% of the net proceeds of each such disposition would be applied to the prepayment of the Term Facility and the reduction of the commitment under the Revolving Facility. The Company consummated the Communications Sale on April 20, 2000, and consummated the MES Sale on May 9, 2000, and in connection therewith (i) repaid an aggregate of $38.0 million under the Term Facility thereby permanently reducing availability and outstanding amounts thereunder from $199.6 million to $161.6 million and
(ii) repaid an aggregate of $47.5 million under the Revolving Facility, which resulted in a permanent reduction of the availability thereunder from $250.0 million to $202.5 million.

Pursuant to the terms of the March 2000 Amendment, the Company also agreed to retain not later than June 1, 2001, an investment banking firm for the purposes of evaluating strategic and debt reduction alternatives.

Fees of approximately $1.2 million, $1.4 million and $1.0 million were incurred in connection with the amendments made to the Credit Agreement in December 1998, July, 1999, and December 1999, respectively. Such fees will be amortized over the remaining term of the Credit Agreement.

No fees were paid to the Company's lenders in connection with the March 2000 Amendment; however, pursuant to a deferred amendment fee letter entered into in connection with the March 2000 Amendment, the Company will be required to pay a fee equal to the greater of (A) not less than $2.5 million nor more than $12.5 million or (B) not less than 2.5% nor more than 12.5% of the net equity value (as defined in the deferred amendment fee letter) of the Company upon the occurrence of the earlier of (i) the maturity date of the Revolving Facility,
(ii) an event of default (as defined in the Credit Agreement), (iii) a sale of all or substantially all of the Company's assets, (iv) a sale of substantially all of the capital stock of the Company, or (v) the repayment of all amounts outstanding under the Credit Agreement (such events being referred to as a "Triggering Event"). The actual amount of such fee will be determined on the date that a Triggering Event shall occur.

The maturity date of each of the Term Facility and the Revolving Facility is October 1, 2001. Interest on outstanding amounts under the Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either
(i) LIBOR plus 3.00% or (ii) an alternate base rate based upon the greatest of
(a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The applicable margins are subject to change based on the occurrence of certain events. Pursuant to the terms of the March 2000 Amendment, outstanding amounts under each of the Term Facility and Revolving Facility also accrue additional interest at the rate of 1% per annum payable in arrears upon the termination of the Credit Agreement.

As stated above, pursuant to the terms of the March 2000 Amendment, the entire principal on the Term Facility is payable on October 1, 2001.

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

The Company believes it will be able to satisfy the financial and other covenants included in the Credit Agreement, as amended by the March 2000 Amendment.. Nevertheless, there can be no assurance that the Company will be able remain in compliance with the financial covenants specified in the Credit Agreement during the twelve months ending September 30, 2000. Unless further amendments or waivers were to be obtained from the lenders, the failure to satisfy the specified financial covenants or the occurrence of any other event of default under the Credit Agreement, as amended, would entitle the lenders to, among other things, accelerate the maturity of the outstanding borrowings under the Credit Agreement, and exercise all or any of their other rights or remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company.

As of May 12, 2000, the Company had approximately $346.4 million outstanding under the Credit Agreement, of which $184.8 million was outstanding under the Revolving Facility. Cash on hand as of such date was $11.7 million. The Company believes that cash flow from operations and available credit under the Revolving Facility will be sufficient to meet operating needs through the end of fiscal 2000.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the six months ended March 31, 2000 and 1999:

                                                    Six months Ended March 31,
                                                       2000            1999
                                                       ----            ----

Net cash provided by (used in):

      Operating activities                           $(2,857)        $(3,844)
      Investing activities                           (20,908)        (27,092)
      Financing activities                            22,419          24,422


For the six months ended March 31, 2000, $2.9 million was used in operating activities. The net loss adjusted for depreciation and amortization, the fixed asset write-offs and the loss on disposition of assets required $11.7 million. The net change in working capital provided $8.8 million, with decreases in prepaid and other current assets, other assets and increases in accounts payable, deferred income and accrued expenses and other liabilities, which were more than offset by increases in accounts receivable, deferred charges and assets held for sale, and decreases in taxes payable. Investing activities required $20.9 million due to property and equipment additions and acquisition-related expenditures. Financing activities provided $22.4 million in the three months ended March 31, 2000, of which $77.6 million was provided by drawings under the Company's Credit Agreement, offset by repayments of $55.2 million.

Capital expenditures were $20.7 million and $21.5 million during the six months ended March 31, 2000 and 1999, respectively.

During the three months ended March 31, 1999 and 2000, the purchase of audio visual equipment used in operations comprised the major portion of capital expenditures.

For the three months ended March 31, 1999, $3.8 million was used in operating activities. The net loss adjusted for depreciation and amortization provided $19.0 million. The net change in working capital used $22.8 million, with decreases in accrued expenses and other liabilities and taxes payable, an increase in accounts receivable, deferred charges, prepaid expenses and other assets, offset by increases in accounts payable and deferred income. Cash used in investing activities was $27.1 million due to property and equipment purchases and acquisition-related expenditures. Financing activities provided $24.4 million, of which was $104.5 million was drawn under the Company's Credit Agreement, offset by debt repayments of $78.8 million. In addition, debt issuance fees of $1.2 million were paid in connection with the amendments made to the Credit Agreement in December, 1998.

                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 25, 1999, a purported shareholder class action was filed in the United States District Court for the Southern District of New York (the "Southern District") against the Company and certain of its current and former officers and one of its directors. On May 7, 1999, a purported shareholder class action substantially identical to the March 25th action was filed in the Southern District against the Company and the same individuals named in the March 25th action. Both lawsuits allege, among other things, that defendants misrepresented the Company's ability to integrate various companies it was acquiring and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The lawsuits seek unspecified money damages, plus costs and expenses, including attorneys' fees and expert fees. The Company believes it has meritorious defenses to this action and intends to defend the lawsuit vigorously. In November, 1999, the court issued an order consolidating the lawsuits into a single action and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated amended complaint in January 2000. In February, 2000, the Company filed a motion to dismiss the consolidated amended complaint.

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

           10.6 Fifth Amendment, Consent and Agreement, dated as of March 31, 2000, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

           10.7 Employment Agreement, dated as of April 5, 2000, by and between the Company and Robert K. Ellis

           10.8 Employment Agreement, dated as of April 5, 2000, by and between the Company and Digby J. Davies

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

                          CARIBINER INTERNATIONAL, INC.
                                  (Registrant)

Date: May 15, 2000

                                         By: /s/ Robert F. Burlinson
                                         ---------------------------

                                             Robert F. Burlinson
                                             Executive Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                    Page
 Number                      Description of Document                      Number
 ------                      -----------------------                      ------

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

  10.6 Fifth Amendment, Consent and Agreement, dated as of March 31, 2000, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

  10.7 Employment Agreement, dated as of April 5, 2000, by and between the Company and Robert K. Ellis

  10.8 Employment Agreement, dated as of April 5, 2000, by and between the Company and Digby J. Davies

   27       Financial Data Schedule