Form 10-Q
period 2000-06-30
CARIBINER INTERNATIONAL INC
filed 2000-08-14
CIK 1005015

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER: 1-14234

                        Audio Visual Services Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     13-3466655
             -------------------------------------------------------
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)      Identification No.)


    111 West Ocean Boulevard, Suite 1110, Long Beach, California     90802
    ----------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (562) 366-0620

     Caribiner International, Inc., 16 West 61st Street, New York, NY 10023
     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

The registrant had 23,902,346 shares of Common Stock (par value $0.01 per share) outstanding as of August 8, 2000.

                                      INDEX

PART I. Financial Information
Item 1.        Financial Statements (Unaudited)

               Review Report of Independent Accountants...................... 2

               Consolidated Balance Sheets as of
               June 30, 2000 and September 30, 1999.......................... 3

               Consolidated Statements of Operations for
               the nine months ended June 30, 2000 and 1999.................. 4

               Consolidated Statements of Operations for
               the three months ended June 30, 2000 and 1999................. 5

               Consolidated Statements of Cash Flows for
               the nine months ended June 30, 2000 and 1999.................. 6

               Consolidated Statement of Changes in Stockholders'
               Equity for the nine months ended June 30, 2000 and 1999 ...... 7

               Notes to Consolidated Financial Statements.................... 8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations................. 12

Item 3.        Quantitative and Qualitative Disclosures
               about Market Risk............................................. 12

PART II. Other Information

Item 1.        Legal Proceedings............................................. 17

Item 2.        Changes in Securities......................................... 17

Item 4.        Submission of Matters to a Vote of Security Holders .......... 18

Item 6.        Exhibits and Reports on Form 8-K.............................. 19

SIGNATURES................................................................... 20

Review Report of Independent Accountants

Stockholders and Board of Directors Audio Visual Services Corporation (formerly Caribiner International, Inc.)

We have reviewed the accompanying consolidated balance sheet of Audio Visual Services Corporation (formerly Caribiner International, Inc.) as of June 30, 2000, and the related consolidated statements of operations for the three and nine months ended June 30, 2000 and 1999, the consolidated statement of changes in stockholders' equity for the nine months ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Audio Visual Services Corporation (formerly Caribiner International, Inc.) as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated December 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ Ernst & Young LLP

New York, New York
August 9, 2000

                        Audio Visual Services Corporation
                (formerly known as Caribiner International, Inc.)
                           Consolidated Balance Sheets

                                                                                               June 30,         September 30,
ASSETS                                                                                          2000               1999
                                                                                              (unaudited)         (Note 1)
                                                                                              -----------         --------

                                                                                                 (amounts in thousands)
Current Assets:

Cash and cash equivalents                                                                      $3,014              $1,675
Trade accounts receivable - net of allowance for doubtful
  accounts of $2,628 and $4,693 at June 30, 2000 and
  September 30, 1999, respectively                                                             58,449             100,446
Deferred charges                                                                                   --               8,301
Prepaid expenses and other current assets                                                      14,984              20,173
Taxes receivable                                                                                4,663               4,548
                                                                                                -----            --------
             Total Current Assets                                                              81,110             135,143

Property and equipment - net                                                                   69,376             100,438
Goodwill - net                                                                                274,224             409,204
Other assets                                                                                   11,080              14,684
                                                                                               ------              ------

             TOTAL ASSETS                                                                    $435,790            $659,469
                                                                                             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt                                                                $111              $1,299
Trade accounts payable                                                                          8,485              22,527
Accrued expenses and other current liabilities                                                 32,692              40,436
Accrued production costs                                                                           --              20,259
Deferred income                                                                                    --              11,617
                                                                                                 ----              ------

Total Current Liabilities                                                                      41,288              96,138

Long-term debt                                                                                348,457             425,840
Deferred income                                                                                    --               4,975
Deferred tax liability                                                                          7,342               7,892
Other liabilities                                                                                 459               2,144
                                                                                                 ----               -----

             TOTAL LIABILITIES                                                                397,546             536,989

Stockholders' Equity:

Preferred stock, $0.01 par value:
2,000 shares authorized, none issued and outstanding at
  June 30, 2000 and September 30, 1999, respectively                                              ---                 ---
Common stock, $0.01 par value:
100,000 voting shares authorized 23,902 and 23,697 shares
  issued and outstanding at June 30, 2000 and
  September 30, 1999, respectively                                                                239                 236
Additional paid-in capital                                                                    167,927             167,677
Accumulated other comprehensive loss                                                           (7,172)             (4,785)
Accumulated deficit                                                                          (122,750)            (40,648)
                                                                                            ----------            --------

TOTAL STOCKHOLDERS' EQUITY                                                                     38,244             122,480
                                                                                              -------             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $435,790            $659,469
                                                                                             ========            ========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                (formerly known as Caribiner International, Inc.)
                      Consolidated Statements of Operations
                            For the Nine Months Ended
                                   (unaudited)

                                                                                                    June 30,
                                                                                                    --------
                                                                                        2000                      1999
                                                                                        ----                      ----
                                                                                              (amounts in thousands)

Revenue                                                                                 $327,028                  $306,679

Cost of revenue                                                                          264,175                   241,064
                                                                                         -------                   -------

Gross profit                                                                              62,853                    65,615
                                                                                          ------                    ------

Operating expenses:
          Selling, general and administrative expenses                                    39,427                    46,919
          Depreciation and amortization                                                    8,801                    11,165
                                                                                           -----                    ------

                            Total operating expenses                                      48,228                    58,084
                                                                                          ------                    ------

Operating income before corporate reorganization and other costs                          14,625                     7,531
                                                                                          ------                   -------

Corporate reorganization costs (note 3)                                                    3,600                        --
Loss on disposal of assets (note 4)                                                        3,000                    16,500
                                                                                           -----                    ------

Operating income (loss)                                                                    8,025                   (8,969)
Interest expense, net                                                                     33,686                    25,311
                                                                                          ------                    ------

Loss from continuing operations before taxes                                            (25,661)                   (34,280)
          Benefit for taxes                                                                  --                    (11,312)
                                                                                         ------                    --------

Loss from continuing operations                                                         (25,661)                   (22,968)

Discontinued operations (note 2)
          Income (loss) from operations (less income taxes of $4,315 in 1999)           (16,128)                     8,762
          Loss on disposal of assets                                                    (40,313)                        --
                                                                                        --------                    ------

Income (loss) from discontinued operations                                              (56,441)                     8,762
                                                                                        --------                     -----

Net loss                                                                               $(82,102)                  $(14,206)
                                                                                       =========                  =========

Basic and diluted earnings (loss) per common share:

          Loss from continuing operations                                                $(1.08)                    $(0.97)
          Income (loss) from discontinued operations, net of tax                          (2.38)                      0.37
                                                                                          ------                      ----

Net loss per common share                                                                $(3.46)                    $(0.60)
                                                                                         =======                    =======

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                (formerly known as Caribiner International, Inc.)
                      Consolidated Statements of Operations
                           For the Three Months Ended
                                   (unaudited)

                                                                                                    June 30,
                                                                                                    --------
                                                                                        2000                      1999
                                                                                        ----                      ----
                                                                                              (amounts in thousands)

Revenue                                                                                 $117,054                  $107,111

Cost of revenue                                                                           92,021                    82,995
                                                                                          ------                    ------

Gross profit                                                                              25,033                    24,116
                                                                                          ------                    ------

Operating expenses:
          Selling, general and administrative expenses                                    13,106                    15,265
          Loss on disposal of assets                                                          --                    16,500
          Depreciation and amortization                                                    2,973                     3,434
                                                                                           -----                     -----

                            Total operating expenses                                      16,079                    35,199
                                                                                          ------                    ------

Operating income (loss)                                                                    8,954                  (11,083)

Interest expense, net                                                                     12,341                     9,002
                                                                                          ------                     -----

Loss from continuing operations before taxes                                              (3,387)                  (20,085)
         Benefit for taxes                                                                   ---                    (5,634)
                                                                                           -----                    -------

Loss from continuing operations                                                           (3,387)                  (14,451)

Discontinued operations (note 2)
          Income from operations (less income taxes of
               $203 in 1999)                                                                  --                     2,592
                                                                                            ----                     -----

Net loss                                                                                 $(3,387)                 $(11,859)
                                                                                        ========                 =========

Basic and diluted earnings (loss) per common share:

          Loss from continuing operations                                                 $(0.14)                   $(0.61)
          Income (loss) from discontinued operations, net of tax                              --                      0.11
                                                                                         -------                   -------

Net loss per common share                                                                 $(0.14)                   $(0.50)
                                                                                         =======                   =======

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                (formerly known as Caribiner International, Inc.)
                      Consolidated Statements of Cash Flows
                            For the Nine Months Ended
                                   (unaudited)

                                                                                                      June 30,
                                                                                                      --------
                                                                                         2000                        1999
                                                                                         ----                        ----

                                                                                               (amounts in thousands)
Cash flows from operating activities:

          Net loss                                                                    $(82,102)                     $(14,206)

          Adjustments to reconcile net loss to net cash used in operating activities:

                 Depreciation and amortization                                           33,147                       32,299
                 Fixed asset write-off                                                    2,500                           --
                 Loss on disposition of assets                                           40,313                       16,500

          Change in assets and liabilities:

                 (Increase) decrease in trade accounts receivable                        (2,587)                       5,092
                 Increase in deferred charges                                            (7,167)                      (3,552)
                 Decrease (increase) in prepaid expenses and
                     other current assets                                                 3,910                       (5,160)
                 Decrease (increase) in other assets                                      2,212                       (3,440)
                 Increase (decrease) in trade accounts payable                              418                         (215)
                 Increase in deferred income                                             12,733                        3,137
                 Decrease in accrued expenses and
                     other liabilities                                                   (6,083)                     (17,635)
                 Decrease in taxes payable                                                 (821)                      (9,149)
                                                                                        -------                      -------

          Net cash (used in) provided by operating activities                            (3,527)                       3,671
                                                                                        -------                        -----

Cash flow provided by (used in) investing activities:

                 Purchase of property and equipment                                     (27,854)                     (35,568)
                 Proceeds from disposed businesses,
                       net of transaction costs                                         111,694                         ---
                 Acquisition of intangibles and businesses,
                     net of cash acquired                                                  (229)                      (8,128)
                                                                                         ------                      -------

          Net cash provided by (used in) investing activities                            83,611                      (43,696)
                                                                                         ------                     --------

Cash flow provided by (used in) financing activities:

                 Repayments of long-term debt                                          (161,700)                    (112,828)
                 Proceeds from long-term debt                                            84,625                      153,350
                 Payment of debt issuance fees                                             (991)                      (1,231)
                                                                                          -----                       ------

          Net cash (used in) provided by financing activities                           (78,066)                      39,291
                                                                                       --------                       ------

Translation effect on cash and cash equivalents                                            (679)                          38
                                                                                          -----                       ------

Net increase (decrease) in cash                                                           1,339                         (696)
Cash, beginning of period                                                                 1,675                       15,117
                                                                                          -----                       ------

Cash, end of period                                                                      $3,014                      $14,421
                                                                                         ======                      =======

Supplemental disclosure of cash flow information:

                     Interest paid                                                      $38,009                      $23,539
                                                                                        =======                      =======

                     Income taxes paid                                                     $198                       $1,226
                                                                                           ====                       ======

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                (formerly known as Caribiner International, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
                For the Nine Months Ended June 30, 2000 and 1999
                                   (unaudited)
                             (amounts in thousands)

                                                  Common Stock                                  Accumulated
                                                 ------------        Additional                    Other            Total
                                                                       Paid-in     Retained    Comprehensive    Stockholders'
                                                Shares     Amount      Capital     Earnings       Income           Equity
                                                ------     ------      -------     --------       ------           ------

For the nine months ended June 30, 2000:

Balance at September 30, 1999                 23,697       $236      $167,677     (40,648)       (4,785)       $122,480

Net loss                                          --         --            --     (82,102)           --         (82,102)

Foreign currency translation adjustment           --         --            --          --        (2,387)         (2,387)
                                                  --         --            --          --         -----          ------

Comprehensive loss                                --         --            --          --            --         (84,489)
                                                  --         --            --          --            --          ------

Issuance of common stock                         205          3           250          --            --             253
                                                 ---          -           ---          --            --             ---

Balance at June 30, 2000                      23,902       $239      $167,927    (122,750)       (7,172)         38,244
                                              ======       ====      ========    =========       =======         ======

For the nine months ended June 30, 1999:

Balance at September 30, 1998                 23,689       $236      $167,608     $11,645       $(3,714)       $175,775

Net loss                                          --         --            --     (14,206)           --         (14,206)

Foreign currency translation adjustment           --         --            --          --        (2,094)         (2,094)
                                                                                                 -------        -------

Comprehensive loss                                --         --            --          --            --         (16,300)
                                                                                                               --------

Issuance of common stock                           8          *            68          --            --              68
                                                   -          -            --          --            --              --

Balance at June 30, 1999                      23,697       $236      $167,676     $(2,561)      $(5,808)       $159,543
                                              ======       ====      ========     ========      ========       ========

*Amount less than $1 thousand

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                (formerly known as Caribiner International, Inc.)
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.    Interim Financial Information

        The accompanying unaudited consolidated financial statements of Audio Visual Services Corporation (formerly known as Caribiner International, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the fiscal year ending September 30, 2000.

        The balance sheet at September 30, 1999 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The assets and liablilities of the discontinued operations have not been segregated in the consolidated balance sheet at September 30, 1999 (see
        Note 2 below).

2.    Discontinued Operations

        On April 20, 2000, the Company sold substantially all of the assets of its worldwide Communications Group (the "Communications Group"). On May 9, 2000, the Company sold its U.K.-based Melville Exhibition Services subsidiary ("MES"). The Company recorded an aggregate loss on disposal of these operations of $40.3 million at March 31, 2000. Operating results of the Communications Group and MES have been segregated and reported as discontinued operations in the Consolidated Statement of Operations for the three and nine months ended June 30, 2000 and 1999 (with the prior year comparable periods restated). Cash flow impacts of the discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. Components of the income (loss) from discontinued operations reflected in the Consolidated Statements of Operations are presented in the following table (amounts in thousands).

                                                                   Three months Ended          Nine Months Ended
                                                                        June 30,                   June 30,
                                                                   2000          1999         2000         1999
                                                                   ----          ----         ----         ----

         Revenue                                                   $ ---       $88,134     $138,946     $260,267
         Cost of Revenue                                              --        61,518       94,943      177,650
         Selling, general and administrative expenses                 --        20,634       53,378       60,297
         Depreciation and Amortization                                --         3,193        6,671        9,451
                                                                     ---         -----        -----        -----


         Operating Income (loss)                                      --         2,789      (16,046)      12,869
         Interest expense (income), net                               --            (6)          82         (208)
                                                                     ---            --           --         ----

         Income (Loss) from operations before tax                     --         2,795      (16,128)      13,077
                                                                     ---         -----      -------       ------

         Tax provision                                                --           203           --        4,315
                                                                      --           ---          ---        -----

         Income (Loss) from discontinued operations                 $ --        $2,592     $(16,128)      $8,762
                                                                    ====        ======     ========       ======

3.    Corporate Reorganization Costs

        In connection with corporate office reorganization plans, a charge of $3.6 million was recorded during the three months ended March 31, 2000. Such charge primarily includes severance payments which were made in the third fiscal quarter of 2000.

4.    Loss on Disposal of Assets

        During the three months ended March 31, 2000, the Company wrote off
        $3.0 million of assets relating to sold businesses. In August, 1999, the Company disposed of the net assets of its design and installation business, resulting in a loss of $16.5 million.

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

        Nine Months Ended June 30, 2000 (Amounts in Thousands)

                                        Staging &
                          Hotel         Meeting      Rentals
                          Services      Services     Services        Total
                          --------      --------     --------        -----

Revenue                    $244,148     $69,325      $18,736       $332,209
Gross profit                 54,025       7,211        3,834         65,070
EBITDA                       41,004      10,451          656         52,111


Nine Months Ended June 30, 1999 (Amounts in Thousands)

                                         Staging &
                           Hotel         Meeting     Rentals     Continuing
                           Services      Services    Services    Operations   Other (a)        Total
                           --------      --------    --------    ----------   ---------        -----

Revenue                    $203,111      $71,587     $17,756     $292,454     $22,319        $314,773
Gross profit                 43,626        7,908       5,629       57,163       7,265          64,428
EBITDA                       32,016       10,229       4,106       46,351      (2,517)         43,834

         (a) Represents the results of the Company's design and installation business disposed June, 1999.

        Reconciliations to Consolidated Statement of Operations
                                                                      Nine Months Ended June 30,
                                                                         2000            1999
                                                                         ----            ----
                                                                        (Amounts in Thousands)
Total external revenue for reportable segments                          $327,028        $306,679
Intradivision revenue for reportable segments                              5,181           8,094
Elimination of intradivision revenue                                      (5,181)         (8,094)
                                                                          -------        -------

Total consolidated revenue                                              $327,028        $306,679
                                                                        ========        ========

Total "EBITDA" for reportable segments                                   $52,111         $43,834
Corporate expenses                                                         9,293           7,404
Fixed asset write off                                                      2,500             --
Loss on disposal of assets                                                 3,000          16,500
Corporate reorganization costs                                             3,600             --
Costs related to the former Atlanta-based
           audiovisual headquarters                                          --            6,874
                                                                         -------         -------

        Total consolidated operating income before depreciation and
           amortization expense and interest expense, net                 33,718          13,056
Depreciation and amortization expenses,
           including depreciation in cost of revenue                      25,693          22,025
Interest expense, net                                                     33,686          25,311
                                                                          ------          ------

           Total consolidated operating income (loss)
              from continuing operations before taxes                   $(25,661)       $(34,280)
                                                                        =========       =========

Three Months Ended June 30, 2000 (Amounts in Thousands)

                                     Staging &
                       Hotel         Meeting      Rental
                       Services      Services     Services    Total
                       --------      --------     --------    -----
Revenue                 $87,261      $24,730       $7,039     $119,030
Gross profit             20,175        2,967        1,659       24,801
EBITDA                   17,038        3,949          274       21,261

Three Months Ended June 30, 1999 (Amounts in Thousands)

                                         Staging &
                           Hotel         Meeting      Rental    Continuing
                           Services      Services     Services  Operations      Other (a)        Total
                           --------      --------     --------  ----------      ---------        -----
Revenue                     $72,451      $23,609      $6,608     $102,668        $7,105          $109,773
Gross profit                 16,000        2,727       2,705       21,432         2,298            23,730
EBITDA                       12,723        3,537       1,782       18,042          (833)           17,209

         (a) Represents the results of the Company's design and installation business disposed June, 1999.

                                                                     Three Months Ended June 30,
                                                                         2000            1999
                                                                         ----            ----
                                                                        (Amounts in Thousands)
Total external revenue for reportable segments                         $117,054         $107,111
Intradivision revenue for reportable segments                             1,976            2,662
Elimination of intradivision revenue                                     (1,976)          (2,662)
                                                                        -------          -------

Total consolidated revenue                                              117,054          107,111
                                                                        =======          =======

Total "EBITDA" for reportable segments                                   21,261           17,209
Costs related to the former Atlanta-based
           audiovisual headquarters                                          --            2,045
Corporate Expenses                                                        3,391            2,297
Loss on disposal of assets                                                   --           16,500
                                                                        -------           ------

        Total consolidated operating income before depreciation and
           amortization expense and interest expense, net                17,870           (3,633)
Depreciation and amortization expenses,
           including depreciation in cost of revenue                      8,916            7,450
Interest expense, net                                                    12,341            9,002
                                                                         ------            -----

           Total consolidated operating income (loss)
              from continuing operations before taxes                   $(3,387)        $(20,085)
                                                                        ========        =========

6.    Earnings per Common Share

The weighted average number of shares used in the calculation of basic and diluted earnings per common share was 23,752 and 23,695 for the nine months ended June 30, 2000 and 1999, respectively, and 23,862 and 23,697 for the three months ended June 30, 2000 and 1999, respectively.

7.    Subsequent Event

On July 20, 2000 the Company announced that it had reached an agreement in principle to settle the purported shareholder class actions initially filed in March, 1999 and May, 1999 against the Company and certain of its former officers and one of its former directors in the U.S. District Court for the Southern District of New York. The actions, which were substantially identical to one another and were consolidated into a single action in November, 1999 (which resulted in a consolidated amended complaint being filed in January, 2000) alleged, among other things, that the Company and the individual defendants misrepresented the Company's ability to integrate various companies that it had acquired.

Under the agreement all claims against the Company and the individuals named as defendants in the actions will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for the payment to the plaintiff class of the sum of $15.0 million, which is covered in its entirety by the Company's insurance carrier. The terms of the settlement are subject to, among other things, court approval and execution of definitive settlement documentation.

                        Audio Visual Services Corporation
                (formerly known as Caribiner International, Inc.)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Certain statements contained herein may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to continue operational improvements in its businesses, the Company's ability to comply with the terms of its bank credit agreement, the seasonality and episodic nature of the Company's business, the resolution of the shareholder class action lawsuit currently pending against the Company and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. Other factors and assumptions not indentified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Results of Operations

Effective April 20 and May 9, 2000, the Company disposed of substantially all of the assets of its worldwide Communications Group and all of the outstanding capital stock of its U.K.-based Melville Exhibition Services subsidiary, respectively. The operating results of each of these disposed businesses have been segregated and reported as discontinued operations in the consolidated statements of operations for the three and nine months ended June 30, 2000. The operating results of the Company for the prior year have been restated to conform to the current year's presentation. The results of operations below are for the continuing operations of the Company's audiovisual services businesses only (which are comprised of its hotel services, staging and meeting services and rental services divisions) and do not include the results of operations of the disposed businesses.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Revenue. Excluding the effect of $22.3 million of revenue from the Company's design and installation business ("Presentation Technologies"), which was disposed of effective June 30, 1999, revenue increased by $42.7 million, or 15.0%, to $327.0 million in the nine months ended June 30, 2000 from $284.3 million in the nine months ended June 30, 1999. The increase was primarily due to growth in the Company's hotel audiovisual services segment resulting from increased business from existing hotel properties and a net increase in the number of total properties under contract.

Gross profit. Excluding $7.3 million of gross profit of the Company's design and installation business disposed of effective June 30, 1999, gross profit increased $4.5 million, or 7.7%, to $62.9 million in the nine months ended June 30, 2000 from $58.4 million in the nine months ended June 30, 1999. In addition, during the three months ended March 31, 2000, the Company wrote-off $2.5 million of fixed assets not being actively used in its audiovisual businesses. Comparable gross profit as a percentage of revenue was 20.0% for the nine months ended June 30, 2000 compared to 20.5% in the prior year's comparable period. Profits from the Company's combined audiovisual services businesses were slightly impacted by an increase in commission rates in addition to increased costs related to the rental of audio visual equipment used in operations ("subrental expense"), particularly in the hotel audiovisual services segment. The gross profit on rental revenue for the nine months ended June 30, 2000 and 1999 was also impacted by $16.9 million and $10.8 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of rental revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.4 million, or 7.3%, from $37.0 million in the nine months ended June 30, 1999 to $39.4 million in the nine months ended June 30, 2000, excluding the effect of Presentation Technologies. During the nine months ended June 30, 1999, the Company incurred $6.9 million of costs related to the former Atlanta based headquarters of the audiovisual services businesses. On a comparable basis, selling, general and administrative expenses, as a percentage of total revenue, decreased from 13.0% during the nine months ended June 30, 1999 to 12.1% in the nine months ended June 30, 2000.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended June 30, 2000 was $8.8 million, a decrease of $2.4 million from the corresponding period in the prior year. The decrease is primarily attributable to the write-off of fixed assets related to the former Atlanta-based headquarters of the audiovisual services businesses, which occurred in the fourth quarter of fiscal 1999.

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

Interest expense, net. Interest expense, net increased by $8.4 million due to higher average outstanding indebtedness previously incurred to finance acquisitions as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The provision for taxes as a percentage of income before taxes was 33% for the nine months ended June 30, 1999. There was no income tax benefit for the nine months ended June 30, 2000 in accordance with generally accepted accounting principles.

Net loss. The Company realized a net loss from continuing operations of $25.7 million in the nine months ended June 30, 2000 compared to a net loss of $23.0 million in the nine months ended June 30, 1999. The loss per common share from continuing operations for the nine months ended June 30, 2000 was $1.08 as compared with a net loss per common share of $0.97 for the comparable period in fiscal 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenue. Excluding $7.1 million of revenue from Presentation Technologies, which was disposed of effective June 30, 1999, revenue increased $17.1 million, or 17.1%, to $117.1 million in the three months ended June 30, 2000 from $100.0 million in the three months ended June 30, 1999. The increase is primarily attributable to the Company's hotel audiovisual services outsourcing segment, which increased its revenues by $14.8 million in the three months ended June 30, 2000 from the prior year's comparable quarter.

Gross profit. Excluding the effect of $2.3 million of gross profit from the disposed Presentation Technologies businesses, gross profit increased $3.2 million to $25.0 million in the three months ended June 30, 2000 from $21.8 million in the three months ended June 30, 1999. Gross profit as a percentage of revenue was 21.4% for the three months ended June 30, 2000 compared to 21.8% in the prior year's comparable quarter. Profits from the Company's combined audiovisual services businesses were slightly impacted by an increase in commission rates in addition to increased costs related to the rental of audio visual equipment used in operations ("subrental expense"), particularly in the hotel audiovisual services segment. The gross profit on revenue for the three months ended June 30, 2000 and 1999 was also impacted by $5.9 million and $4.0 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of revenue.

Selling, general and administrative expenses. Excluding the effect of Presentation Technologies, selling, general and administrative expenses increased $1.0 million, or 8.0%, from $12.1 million in the three months ended June 30, 1999 to $13.1 million in the three months ended June 30, 2000. During the three months ended June 30, 1999, the Company incurred $2.0 million in costs related to the former Atlanta based headquarters of the audiovisual services businesses. On a comparable basis, selling, general and administrative expenses, as a percentage of revenue, increased from 10.1% during the three months ended June 30, 1999 to 11.2% in the three months ended June 30, 2000 primarily due to higher insurance costs.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2000 was $3.0 million, a decrease of $0.5 million from the corresponding period in the prior year, primarily due to a decrease in goodwill as a result of the disposed businesses.

Interest expense, net. Interest expense, net increased by $3.3 million due to higher average outstanding indebtedness previously incurred to finance acquisitions as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. There was no income tax benefit for the three months ended June 30, 2000 in accordance with generally accepted accounting principles.

Net loss. The Company realized a net loss from continuing operations of $3.4 million in the three months ended June 30, 2000 compared to a net loss of $14.5 million in the three months ended June 30, 1999. The loss per common share from continuing operations for the three months ended June 30, 2000 was $0.14 as compared with a loss per common share of $0.61 for the comparable period in fiscal 1999.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources is for our combined continuing and discontinued operations.

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million three year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million three year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit

Agreement"), which was fully utilized in connection with the acquisition of Visual Action Holdings plc. Amounts outstanding under the Company's former credit facility were repaid with the proceeds from the Credit Agreement. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former credit facility. Approximately $4.8 million in debt issuance fees were incurred in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement.

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

In March, 2000, the Company entered into a further amendment (the "March 2000 Amendment") to the Credit Agreement, that, among other things, (i) amended the maturity date of the Term Facility to eliminate the requirement to make any installment payments thereon such that all amounts outstanding under the Term Facility are due and payable on October 1, 2001, (ii) reduced the amounts available to the Company under the Credit Agreement for letters of credit, (iii) eliminated altogether those financial covenants that the July 1999 Amendment and December 1999 Amendments previously had waived through October 1, 2000, (iv) amended the covenant relating to minimum consolidated EBITDA for the three month period ended December 31, 1999, the six month period ended March 31, 2000, the nine month period ended June 30, 2000, the twelve month periods ending
September 30 and December 31, 2000, and any period of four consecutive fiscal quarters ending on or after March 31, 2001, (v) amended the covenant relating to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) such that the Company may not permit capital expenditures to exceed $25 million in any two consecutive fiscal quarters or $40 million in any four consecutive fiscal quarters commencing with the fiscal quarter beginning January 1, 2000 and (vi) requires the Company to provide certain additional reports to the lenders. In addition, pursuant to the terms of the March 2000 Amendment, the lenders withdrew the consent granted to the Company in the December 1999 Amendment to pursue the possible sale of the Company's audiovisual businesses.

In addition to the amendments and revised financial covenants described above, the March 2000 Amendment also included a consent by the lenders to allow the Company to proceed with the sale of its worldwide Communications Group (the "Communications Sale") and to pursue the sale of MES (the "MES Sale"), provided that, in each case, certain timing requirements were met, minimum net proceeds exceeded a specific amount and 75% of the net proceeds of each such disposition would be applied to the prepayment of the Term Facility and the reduction of the commitment under the Revolving Facility. The Company consummated the Communications Sale on April 20, 2000, and consummated the MES Sale on May 9, 2000, and in connection therewith (i) repaid an aggregate of $38.0 million under the Term Facility thereby permanently reducing availability and outstanding amounts thereunder from $199.6 million to $161.6 million and (ii) repaid an aggregate of $47.5 million under the Revolving Facility, which resulted in a permanent reduction of the availability thereunder from $250.0 million to $202.5 million.

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

The Company believes it will be able to satisfy the financial and other covenants included in the Credit Agreement, as amended by the March 2000 Amendment. Nevertheless, there can be no assurance that the Company will be able remain in compliance with the financial covenants specified in the Credit Agreement during the twelve months ending September 30, 2000. Unless further amendments or waivers were to be obtained from the lenders, the failure to satisfy the specified financial covenants or the occurrence of any other event of default under the Credit Agreement, as amended, would entitle the lenders to, among other things, accelerate the maturity of the outstanding borrowings under the Credit Agreement, and exercise all or any of their other rights or remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company.

As of August 10, 2000, the Company had approximately $355.5 million outstanding under the Credit Agreement, of which $193.8 million was outstanding under the Revolving Facility. Cash on hand as of such date was $9.6 million. The Company believes that cash flow from operations and available credit under the Revolving Facility will be sufficient to meet operating needs through the end of fiscal 2000.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the nine months ended June 30, 2000 and 1999:

                                         Nine months Ended June 30,
                                             2000         1999
                                             ----         ----

Net cash provided by (used in):

Operating activities                      $(3,527)        $3,671
Investing activities                       83,611        (43,696)
Financing activities                      (78,066)        39,291

For the nine months ended June 30, 2000, $3.5 million was used in operating activities. The net loss adjusted for depreciation and amortization, the fixed asset write-offs and the loss on disposition of assets required $6.1 million. The net change in working capital provided $2.6 million, with decreases in prepaid and other current assets, other assets and increases in accounts payable and deferred income, which were more than offset by increases in accounts receivable and deferred charges and decreases in accrued expenses and other liabilities and in taxes payable. Investing activities provided $83.6 million from the disposition of the Company's communications business in April 2000, offset by expenditures for property and equipment additions. Financing activities used $78.1 million in the nine months ended June 30, 2000, of which $161.7 million was used to repay outstanding indebtedness under the Company's Credit Agreement, offset by borrowings of $84.6 million. In addition, debt issuance fees of $1.0 million were paid in connection with the amendments made to the Credit Agreement in December, 1999.

Capital expenditures were $27.7 million and $35.6 million during the nine months ended June 30, 2000 and 1999, respectively.

During the nine months ended June 30, 1999 and 2000, the purchase of audio visual equipment used in operations comprised the major portion of capital expenditures.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosures made on this matter from those made in in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

Although the Company believes it has meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement in principle in late June, 2000 to settle the class action. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid in its entirety by the Company's insurance carrier. The terms of the settlement are subject to, among other things, court approval and execution of definitive settlement documentation. In the event that the action is not finally settled, the Company would defend the lawsuit vigorously.

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

ITEM 2.  CHANGES IN SECURITIES

(a)   Not Applicable

(b)   Not Applicable

(c) The Company issued and sold the following unregistered securities during the three months ended June 30, 2000:

1. In March, 2000, the Company issued to C. Anthony Wainwright, a director of the Company, 7,018 shares of common stock, par value $0.01 per share (the "Common Stock") at a price per share of $1.78125 pursuant to the Company's Non-Employee Directors' Stock Plan (the "Director Plan"). Pursuant to the Director Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by $1.78125 (the average of the high and low sales price per share of the Common Stock on the anniversary date of Mr. Wainwright's appointment to the Board of Directors (March 24, 1997)).

2. In April, 2000, the Company issued to Bryan D. Langton, a director of the Company, 7,843 shares of Common Stock at a price per share of $1.59375 pursuant to the Director Plan. Pursuant to the Director Plan, the number of shares of Common Stock issued was determined by dividing $12,500 by $1.59375 (the average of the high and low sales price per share of the Common Stock on the anniversary date of Mr. Langton's appointment to the Board of Directors (April 11, 1996).

3. In April, 2000, the Company issued to Rhythm Media Pty Limited (f/k/a AMFIOH Pty Limited) 190,752 shares of Common Stock in connection with the settlement of certain obligations to pay contingent consideration with respect to the acquisition of the business of Wavelength Corporate Communications Pty Limited (which was completed in May, 1997).

There were no underwriters employed in connection with the transactions described above.

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

(d)   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   Annual Meeting of Stockholders
      Date held: June 28, 2000

(b)   Directors elected:

      Errol M. Cook
      Digby J. Davies
      Robert K. Ellis
      Bryan D. Langton
      David E. Libowitz
      C. Anthony Wainwright

(c)   Matters Voted Upon:

1.    Election of Directors.

            Nominee                                   Votes For         Votes Withheld
            -------                                   ---------         --------------

            Errol M. Cook                             20,829,655            1,299,696

            Digby J. Davies                           20,835,310            1,294,041

            Robert K. Ellis                           20,834,480            1,294,871

            Bryan D. Langton                          20,851,985            1,277,366

            David E. Libowitz                         20,851,755            1,277,596

            C. Anthony Wainwright                     20,831,785            1,297,566

2. Amendment to the Company's Restated Certificate of Incorporation, as amended, to change the name of the Company to Audio Visual Services Corporation.

            Votes for:         22,037,892
            Votes against:         56,940
            Votes abstaining:      34,519

3. Amendments to and restatement of the Company's 1996 Stock Option Plan, as amended (the "Plan"), to, among other things, (i) increase the number of shares of common stock available for award under the Plan from 2,500,000 to 3,500,000 and (ii) permit the award of shares of restricted stock under the Plan.

            Votes for:         10,808,157
            Votes against:      4,340,067
            Votes abstaining:      72,135
            Broker non-votes    6,908,992

4. Approval and Ratification of Appointment of Ernst & Young LLP as Independent Auditors for the Fiscal Year Ending September 30, 2000.

            Votes for:         22,033,343
            Votes against:         47,968
            Votes abstaining:      48,040

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

        3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit
                  3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and, incorporated herein by reference).

        3.3 Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of the Company, filed June 29, 2000, with the Secretary of State of the State of Delaware.

        3.4       Third Amended and Restated By-Laws of the Company (filed as
                  Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).

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

        10.6 Fifth Amendment, Consent and Agreement, dated as of March 31, 2000, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000 and incorporated herein by reference).

        10.7      Amended and Restated 1996 Stock Option Plan.


(b)      Reports on Form 8-K

      The Company filed the following report on Form 8-K during the three months ended June 30, 2000:

      Date of filing     Items Reported       Subject of Report
      --------------     --------------       -----------------
      May 8, 2000              2              Announcing the completion of the
                                              disposition of the Company's
                                              Communications Group

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AUDIO VISUAL SERVICES CORPORATION.
                                  (Registrant)

Date: August 14, 2000

                             By: /s/ Digby J. Davies
                             -----------------------

                                      Digby Davies President and Chief Operating
                                      Officer and Acting Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX

        Exhibit
         Number                    Description of Document                         Page Number
         ------                    -----------------------                         -----------

         3.1      Restated Certificate of Incorporation of the Company, filed
                  March 15, 1996, with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).

         3.2      Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit
                  3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and, incorporated herein by reference).

         3.3      Certificate of Amendment to the Restated Certificate of
                  Incorporation, as amended, of the Company, filed June 29, 2000, with the Secretary of State of the State of Delaware.

         3.4      Third Amended and Restated By-Laws of the Company (filed as
                  Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).

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

         10.6 Fifth Amendment, Consent and Agreement, dated as of March 31, 2000, to the Credit Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit
                  10.6 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000 and incorporated herein by reference).

         10.7     Amended and Restated 1996 Stock Option Plan.