Form 10-K
period 2000-09-30
AUDIO VISUAL SERVICES CORP
filed 2000-12-29
CIK 1005015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K



              /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                                       or


            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to


                         Commission file number 1-14234
                         ------------------------------
                        AUDIO VISUAL SERVICES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   13-3466655
  (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

111 WEST OCEAN BOULEVARD, SUITE 1110, LONG BEACH, CALIFORNIA        90802
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


                                 (562) 366-0620
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  TITLE OF EACH CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
  -------------------                      ------------------------------------
 Common Stock, par value $0.01 per share         New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of December 15, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was $4,297,655.

As of December 12, 2000, the registrant had 25,018,346 shares of its common stock, par value $0.01 per share (the "Common Stock"), issued and outstanding.
================================================================================

                                     PART I

Certain statements contained herein may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to continue operational improvements in its businesses, the Company's ability to comply with the terms of its bank credit agreement, the seasonality of the Company's business, the resolution of the shareholder class action currently pending against the Company and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 1. BUSINESS

AudioVisual Services Corporation is a leading provider of audiovisual services, equipment rentals, staging and meeting services and related technical support to hotels, event production companies, trade associations, convention centers and corporations in the USA. In addition to its United States operations, Audio Visual Services Corporation has operations in Mexico, Canada, the United Kingdom, Belgium, Brazil and the Caribbean. As used herein, the terms "AVSC" or the "Company" refer to Audio Visual Services Corporation and its subsidiaries, and the references to a fiscal year are to the Company's fiscal year ended September 30 in the referenced year.

Business activities and events that generate a need for audiovisual equipment rentals, staging services and other related services include sales meetings, product launches, trade shows, training and education of employees and dealers, conferences and stockholder meetings and other executive management presentations that are used to convey important information about a business and/or its products. Large corporate events tend not to occur regularly, depending, for example, on timing of product rollouts, changing competitive environments, the annual nature of many trade shows and shifts in corporate strategy, which makes it relatively costly to acquire and maintain the equipment and services to create and execute these events. Many companies therefore look to engage outside firms to assist in the production of these events.

SERVICES

The  Company  has  two  core  operational  business  divisions,   which  provide
audiovisual  equipment  rentals,  staging  services and other related  services:
Presentation Services and Audio Visual Headquarters.

PRESENTATION SERVICES is a leading provider of in-house audiovisual services in hotels, resorts and conference centers throughout the United States, the United Kingdom, Belgium, Mexico, Canada, Brazil and the Caribbean. Currently providing audiovisual services at over 600 properties, Presentation Services offers a full range of on-site audiovisual equipment and related services to hotel, resort and conference center guests and clients, including the latest in special effects technology - from laser and intelligent lighting systems to indoor pyrotechnics and fiber optic curtains, as well as video conferencing. In addition, Presentation Services operates business centers under the trade name EXECUTIVE EXPRESS in many of the hotel and resort properties in which it maintains on-site operations.

AUDIO VISUAL HEADQUARTERS, commonly known in the trade industry as "AVHQ", is a leading provider of high-end audiovisual equipment rentals with approximately 35 offices throughout the United States. Its services include providing complete audiovisual and technical support to meetings, conventions, tradeshows, corporate theater, large presentations and entertainment events. The Company believes that AVHQ is unique to the audiovisual industry in the United States because of its ability to serve clients on a national basis. The Company's Rental Services division (which provides drop-off audiovisual equipment rentals on an as-needed basis) was recently integrated into AVHQ's operations.

CLIENTS

PRESENTATION SERVICES client base primarily consists of hotels and conference centers with sufficient meeting space to accommodate group meetings and events with attendees numbering up to 10,000. These events utilize audiovisual equipment provided for by an on-site inventory and staff of managers and technicians. The Company currently provides audio visual services, both on an exclusive and non-exclusive basis, at major hotel and resort facilities including, properties owned, operated and/or franchised by Hyatt, Hilton, Omni, Sheraton, Westin, Doubletree, Red Lion, Loews, Inter-Continental, Crown Plaza, Holiday Inn as well as major independent properties. In addition, the Company has entered into national agreements with Omni Hotels, Hilton Hotels, Starwood Hotels and Resorts, KSL Recreation Corporation, Inter-Continental Hotels and Meristar H & R Operating Company L.P., pursuant to which such companies have agreed to promote the Company's audiovisual outsourcing services to properties operated, managed and/or franchised under their respective flags.

AUDIO VISUAL HEADQUARTERS targets corporate clients with significant audiovisual equipment needs, production companies, trade associations and other businesses that require audiovisual and staging services. AVHQ has numerous long-established clients, including national associations, trade organizations and Fortune 500 corporations, and has regularly provided services to prestigious entertainment industry productions such as the Academy Awards(R).

Among the ways the Company seeks to differentiate itself to clients from other providers of audiovisual equipment and staging and technical services are by its customer service, its breadth of technical expertise, its demonstrated ability to execute a broad range of projects, large and small, across a number of industries, its investment in new technology and equipment, its size in the United States and its emerging international presence.

SALES AND MARKETING

Historically, the Company has acquired new clients and marketed its services primarily by cross-selling to existing clients, responding to requests for proposals, pursuing client referrals, identifying prospects through research of potential clients and actively marketing to potential new customers. The Company solicits prospective accounts through personal contacts by members of the Company's senior management as well as through the Company's managers responsible for business development.

The Company markets its services by type of service offered, customer type and by geographic region. Personnel are assigned to those accounts that are identified by management to be strategically significant. In addition, each of the Company's business units employs a full-time sales and marketing staff to evaluate market opportunities and identify potential clients. Personnel in the Company's Presentation Services unit also work with the sales and marketing personnel of the various hotels in which the Company acts as the in-house provider to promote the hotels' meeting and conference capabilities, thereby creating additional selling opportunities for the Company.

OPERATIONS

The Company's operations are divided into two principal business units, generally along service offerings.

PRESENTATION SERVICES, the Company's hotel audiovisual outsourcing business unit, based near Chicago, Illinois, services approximately 600 hotels pursuant to agreements under which it acts as the preferred in-house provider of audiovisual equipment rental services in such hotels. To service each of the hotel properties, the Company employs on-site management, service and technical representatives who work with each individual hotel's management to assist the hotel and its guests and customers with their audiovisual equipment and office service needs and to exploit opportunities to increase the volume of rental activity in such hotels. In addition to employees maintained at each hotel, the division also employs a full time sales and marketing staff that seeks out new opportunities with individual hotels and hotel chains.

AUDIO VISUAL HEADQUARTERS, the Company's staging, rental and meeting services business unit, based near Los Angeles, California, provides staging services and audiovisual equipment rentals to corporate clients, production companies, trade associations and other businesses that require such services. AUDIO VISUAL
HEADQUARTERS maintains regional inventory support and sales offices in approximately 35 locations throughout the United States.

Throughout each of the Company's business units, each office supplements its staff with independent contractors or part-time employees on an as-needed basis.

The Company's management emphasizes the coordination of activities between business units. This coordination of activities allows the Company to serve its clients at a local level while at the same time providing clients with resources and expertise of an international organization.

RECENT DEVELOPMENTS

During the fiscal year, the Company engaged in the restructuring of its businesses, which included, among other things, the sale of certain of its business units, changing the name of the Company from Caribiner International, Inc. to Audio Visual Services Corporation and relocating the Company's corporate headquarters from New York, New York to Long Beach, California. On April 20, 2000, the Company sold substantially all of the assets of its worldwide communications group ("Communications Division"), and on May 9, 2000, the Company sold its U.K.-based Melville Exhibitions Services subsidiary. As a result of the aforementioned dispositions, the Company ceased being in the business of producing meetings, events and training programs on a worldwide basis and providing exhibition services in the United Kingdom. Net proceeds from each disposition were applied principally to the repayment of outstanding amounts under the Company's Term Facility (as hereafter defined) and the reduction of the commitment under the Company's Revolving Facility (as hereinafter defined). Specifically, the Company (i) repaid an aggregate of $38 million under the Term Facility thereby permanently reducing availability and outstanding amounts thereunder from $199.6 million to $161.6 million and (ii) repaid an aggregate of $47.5 million under the Revolving Facility thereby permanently reducing the availability thereunder from $250 million to $202.5 million. In addition, on December 14, 2000, the Company changed its fiscal year end from September 30 to December 31.

EMPLOYEES

As of October 31, 2000, the Company employed approximately 2,968 total full-time employees, of which 2,533 employees were located domestically and 435 were located internationally.

Except for 67 employees of the Company's hotel audiovisual outsourcing business unit, whose terms of employment are covered by a collective bargaining agreement with a union, the Company has no full-time employees whose employment is covered by collective bargaining or similar agreements with unions; however, the Company and its subsidiaries do from time to time independently contract with or hire part-time union personnel, especially during the provision of services in connection with a particular meeting or event, and, accordingly, the Company and/or its subsidiaries, is a party to certain agreements with unions governing the hiring and terms of employment of such personnel. Over the course of any given project period, the Company evaluates the personnel requirements and determines the extent to which it must supplement its available employee base with the use of freelance contractors or part-time employees. Depending on the timing and specific requirements of the events and the number of overlapping events in any given planning period, the use of independent contractors and part-time employees can vary significantly. The Company considers its relations with its full-time employees, part-time employees and independent contractors to be good.

COMPETITION

Although no firm data exists with respect to the size of the audiovisual equipment rental and meeting services industry and the number and size of competitors within the industry, management believes, based on its experience in the industry, that the industry is relatively fragmented. The Company believes that no one participant is dominant in the industry and that its competitors consist primarily of small, generally regional firms which provide a limited range of services. Management believes that the competitive factors most important in the audiovisual equipment rental and meeting services industry are organizational breadth, technical expertise, demonstrated ability to execute projects, range of services offered, size, geographical presence and price.

The Company believes its principal strengths are the depth of its technical talent, its ability to consistently meet its clients' objectives and expectations, its focus on quality and customer service and its ability to manage effectively and reliably multiple complex, large-scale projects contemporaneously. The Company believes it is at a competitive disadvantage in certain regions where it does not have local offices.

SEASONALITY

The Company experiences quarterly variations in revenue, operating income and net income as a result of many factors, including the timing of clients' meetings and events, delays in or cancellation of client's events, as well as changes in the Company's revenue mix among its various services offered. Historically, the Company's business has tended to be slower in the quarters ended September 30 and December 31 mainly due to the summer holiday period, Thanksgiving and Christmas holidays, when clients and hotel guests traditionally stage fewer meetings and events.

ITEM 2. PROPERTIES

On or about June 1, 2000, the Company's relocated its corporate headquarters to leased offices occupying approximately 5,584 square feet at 111 West Ocean
Boulevard, Suite 1110, Long Beach, California 90802. The lease for the Long Beach, California premises expires on April 30, 2002. Prior to the relocation of its corporate headquarters to California, the Company had entered into a lease for headquarters office space to be located at 498 Seventh Avenue, New York, New York. Such lease was assigned to the purchaser in connection with the sale of the Communications Division in April, 2000.

The Company also leases offices and warehouse space in cities throughout the United States, as well as in London, Mexico, Brazil, Puerto Rico and the U.S. Virgin Islands. The Company believes that, to the extent required, suitable additional or alternative space necessary for its operations will be available on an as needed basis.

ITEM 3. LEGAL PROCEEDINGS

On March 25, 1999, a shareholder class action was filed in the United States District Court for the Southern District of New York (the "Southern District") against the Company and certain of its current and former officers and one of its directors. On May 7, 1999, a shareholder class action substantially identical to the March 25th action was filed in the Southern District against the Company and the same individuals named in the March 25th action. Both lawsuits allege, among other things, that defendants misrepresented the Company's ability to integrate various companies it was acquiring and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The lawsuits seek unspecified money damages, plus costs and expenses, including attorneys' fees and expert fees. In November, 1999, the court issued an order consolidating the lawsuits into a single action and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated amended complaint in January 2000. In February, 2000, the Company filed a motion to dismiss the consolidated amended complaint.

Although the Company believes it has meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement in principle in late June, 2000 to settle the class action, which was announced on July 20, 2000. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid in its entirety by the Company's insurance carrier. The terms of the settlement are subject to, among other things, court approval and execution of definitive settlement documentation. In the event this action is not finally settled, the Company would defend the lawsuit vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

NAME                                AGE              POSITION
----                                ---              --------
Robert K. Ellis....................  49   Chairman of the Board and Chief Executive Officer
                                            of Audio Visual Services Corporation
Digby J. Davies....................  42   President, Chief Operating Officer, Acting Chief Financial Officer and Director
                                            of Audio Visual Services Corporation
Michael J. O'Brien.................  50   Executive Vice President of Audio Visual Services Corporation
                                            and Chief Executive Officer of Audio Visual Headquarters Division
John C. Voaden.....................  50   Executive Vice President of Audio Visual Services Corporation
                                            and Chief Executive Officer of Presentation Services Division
Kenneth R. Sanders.................  35   Executive Vice President of Audio Visual Services Corporation
                                            and Chief Operating Officer of Presentation Services Division
Errol M. Cook......................  61   Director
Bryan D. Langton...................  64   Director
David E. Libowitz..................  37   Director
C. Anthony Wainwright..............  67   Director

Robert K. Ellis has been Chairman of the Board and Chief Executive Officer of the Company since May, 2000. Mr. Ellis joined the Company in April, 2000, as Chief Executive Officer of the Company's audiovisual services businesses. Prior to his joining the Company, he served as Chief Executive Officer of Telecast Communication Limited ("Telecast"), a U.K.- based group providing rental and technical services to the corporate meeting and broadcast markets, which he helped found in May, 1998. Prior thereto, he was Chief Executive Officer of Visual Action Holdings Plc ("VAH"), which was acquired by AVSC in late 1997, from 1995 to November, 1997.

Digby J. Davies has been President, Chief Operating Officer and a director of the Company since May, 2000. In addition, he has been Acting Chief Financial Officer of the Company since July, 2000. Mr. Davies joined the Company in April, 2000, as Chief Operating Officer of the Company's audiovisual service businesses. Prior to his joining the Company, Mr. Davies served as Chief Financial Officer of Telecast from May, 1998 to April, 2000. Prior thereto, he was Chief Financial Officer of VAH from February, 1997 to November, 1997. Prior to his joining VAH, Mr. Davies worked as an independent consultant providing services in the areas of corporate restructuring and recoveries from 1990 to 1996.

Michael J. O'Brien has been Executive Vice President of the Company since May, 2000, and Chief Executive Officer of the Company's Audio Visual Headquarters (staging and meeting services) division since June, 1998. Mr. O'Brien served as Chief Executive Officer of the Company's hotel audiovisual outsourcing division from January, 1998, through May, 1998. Prior to his joining the Company, Mr. O'Brien served as Chief Executive Officer of Audio Visual Headquarters Corporation, a subsidiary of VAH, from 1992 through November, 1997.

John C. Voaden has been Executive Vice President of the Company and Chief Executive Officer of the Company's Presentation Services division since May, 1999. Prior to his joining the Company, Mr. Voaden served as Senior Vice President of Sales and Distribution for Carvel Corporation, a consumer packaged goods company from 1995 through 1998. Prior thereto, Mr. Voaden served as Regional Director for Coca-Cola Bottling Company of New York from 1988 through 1995.

Kenneth R. Sanders has been Executive Vice President of the Company since July, 2000, and Executive Vice President and Chief Operating Officer of the Company's Presentation Services division from 1997 to April 1999. Prior thereto, Mr. Sanders served as Executive Vice President of the Company's Hotel audiovisual outsourcing Division from 1997 to April 1999. Prior to this position, Mr. Sanders served as Vice President of Sales and Operations of Audio Visual Headquarters Corporation, a subsidiary of VAH, from 1992.

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

C. Anthony Wainwright has been a director of the Company since March, 1997. Mr. Wainwright has served as Vice Chairman of McKinney & Silver, a privately held advertising agency, since April, 1997. Mr. Wainwright was Chairman of Harris, Drury, Cohen, Inc., an advertising agency, from 1995 to February, 1997. Prior thereto Mr. Wainwright was Chairman of Compton Partners, Saatchi & Saatchi, a national advertising agency, from 1994 to 1995 and was Vice Chairman of that company from 1989 to 1994. Mr. Wainwright serves on the board of directors of Marketing Services Group, Inc., American Woodmark Corporation, Del Webb Corp., Gibson Greetings, Inc. and Advanced Polymer Systems.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Common Stock is listed on the New York Stock Exchange under the symbol "AVC". The following table sets forth on a per share basis, for the periods indicated, the high and low closing prices of the Common Stock as reported by the New York Stock Exchange. The number of stockholders of record of Common Stock on December 12, 2000 was 149.


                                                   PRICE RANGE
                                                 HIGH         LOW
                                                 ----         ---
FISCAL 1999:
   First Quarter.........................     $10    3/4   $5  7/16
   Second Quarter........................      10   9/16    7   1/8
   Third Quarter.........................       8  15/16    4  9/16
   Fourth Quarter........................       9    3/8    5   1/8

FISCAL 2000:
   First Quarter.........................     $ 9          $3   5/8
   Second Quarter........................       4   5/16    1   1/4
   Third Quarter.........................       1   3/4        7/16
   Fourth Quarter........................           3/4       11/32


The closing price per share of the Common Stock on December 27, 2000 was $0.25.

The Company has not paid any dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its growth and development and therefore does not anticipate any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors, which the Board of Directors considers appropriate. In addition, the terms of the Company's credit facility pursuant to which The Chase Manhattan Bank acts as administrative agent contains restrictions on the Company's ability to pay dividends.

Recent Developments

In May, 2000, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was in noncompliance with the NYSE's continued listing criteria requiring (i) total market capitalization of not less than $50 million and total stockholders equity of not less than $50 million and (ii) total market capitalization of at least $15 million over a consecutive 30-day trading period. In addition, the NYSE notified the Company that its common stock fell below the continued listing standard requiring the average closing price per share of common stock to be at least $1.00 over a consecutive 30-day trading period. Thereafter, the Company submitted a business plan to the NYSE describing how the Company would return to compliance with the NYSE's continued listing criteria by the November, 2001, deadline set by the NYSE. The Company's business plan was accepted by the NYSE in September, 2000, subject to the Company meeting certain interim objectives outlined in the business plan. Although the Company believes that to date it has complied with the interim objectives set forth in the business plan approved by the NYSE, the Company continues to be in non-compliance with the NYSE's continued listing criteria. The Company also believes, based upon recent discussions between management and the NYSE, that continued listing on the NYSE and meeting the future interim objectives outlined in the business plan may not be possible and may not be in the best interests of the Company. The Company plans to continue discussions with the NYSE to determine its options going forward. There can be no assurance that the NYSE will not take action to suspend the Company's common stock from trading on the NYSE prior to the November, 2001 deadline.


ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

The historical selected financial data presented below as of and for the fiscal years ended September 30, 1996, 1997, 1998, 1999 and 2000, are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The data presented below should be read in conjunction with the Company's consolidated financial statements and related notes thereto and other information included elsewhere in this Form 10-K.

On April 20, 2000, the Company sold substantially all of the assets of its worldwide Communications Group (the "Communications Group"). On May 9, 2000, the Company sold its U.K.-based Melville Exhibition Services subsidiary ("MES"). The Company recorded an aggregate net loss on disposal of these operations of $40.3 million at March 31, 2000.

During fiscal 2000, the Company's continuing operations consisted of three reportable segments: Presentation Services, Audio Visual Headquarters and

Rental Services. Prior to fiscal 1999, the Company operated these three segments on a combined basis. Disaggregated information related to the components within the audiovisual services businesses is not practicably determinable for fiscal 1997 and fiscal 1998. The Company did not have any operations related to the audiovisual services business in fiscal 1996.

The operating results of the Communications Group and MES have been segregated and reported as discontinued operations in the financial data presented below. The balance sheet data presented below was determined using the Company's consolidated balance sheets as of September 30th for each of the fiscal years presented.


                                                                                         YEAR ENDED SEPTEMBER 30,
                                                                                        ------------------------

                                                                           1996      1997       1998     1999       2000
                                                                           ----      ----       ----     ----       ----
                                                                                          (AMOUNTS IN THOUSANDS,
                                                                                          EXCEPT PER SHARE DATA)
Revenue................................................................   $---    $131,844   $361,157   $386,891  $420,414

Cost of revenue........................................................    ---      86,885    274,531    314,234   349,221
                                                                          ------  --------   --------   --------  --------

Gross profit (a).......................................................    ---      44,959     86,626     72,657    71,193

Operating expenses:
   Selling, general and administrative expenses (b)....................    ---      27,076     69,372     68,401    53,230
   Restructuring charge (c)............................................    ---        ---       4,364      8,880       ---
   Depreciation and amortization.......................................    ---       2,391     11,389     14,359    12,675
                                                                          ------  --------   --------   --------  --------
      Total operating expenses.........................................    ---      29,467     85,125     91,640    65,905
                                                                          ------  --------   --------   --------  --------
Operating (loss) income before corporate reorganization and other costs    ---      15,492      1,501    (18,983)    5,288
Equity in income of affiliated company (d).............................    ---        ---       688         ---        ---
Corporate reorganization and other costs (e)...........................    ---        ---        ---        ---     11,005
Loss on disposal of assets (f).........................................    ---        ---        ---      16,500     3,000
                                                                          ------  --------   --------   --------  --------
Operating income (loss)................................................    ---      15,492      2,189    (35,483)   (8,717)
Interest expense, net..................................................    ---       2,002     24,808     35,218    46,308
                                                                          ------  --------   --------   --------  --------
Income (loss) from continuing operations before taxes..................    ---      13,490    (22,619)   (70,701)  (55,025)
Benefit (provision) for  taxes.........................................    ---      (5,550)     8,942     11,195      (340)
                                                                          ------  --------   --------   --------  --------
Loss from continuing operations........................................    ---       7,940    (13,677)   (59,506)  (55,365)
                                                                          ------  --------   --------   --------  --------
Discontinued operations
    Income (loss) from operations (net of  income taxes)...............    7,989    10,122     14,612      7,213   (16,458)
    Loss on disposal of assets..........................................    ---        ---        ---        ---    (40,313)
                                                                          ------  --------   --------   --------  --------
Income (loss) from discontinued operations.............................    7,989    10,122     14,612      7,213   (56,771)
                                                                          ------  --------   --------   --------  --------
Extraordinary charge on early extinguishment of debt (net of income
  taxes of $403) (g)...................................................    ---        ---         605       ---       ---
                                                                          ------  --------   --------   --------  --------
Net income (loss)......................................................   $7,989   $18,062       $330   $(52,293)$(112,136)
                                                                          ======   ========   =======    ======== ==========
Basic and diluted earnings (loss) per common share:
   Income (loss) from continuing operations ...........................   $ ---      $0.37     $(0.58)    $(2.51)   $(2.32)
   Income (loss) from discontinued operations, net of tax..............     0.55      0.46       0.62       0.30     (2.38)
   Extraordinary charge................................................     ---       ---       (0.03)      ---       ---
                                                                          ------  --------   --------   --------  --------
Net income (loss) per common share.....................................   $ 0.55   $  0.83      $0.01     $(2.21)   $(4.70)
                                                                          =====   ========   =======    ======== ==========
BALANCE SHEET DATA:
Working capital........................................................   $7,488   $36,151    $56,974    $34,457   $11,133
Total assets...........................................................  126,322   313,877    697,949    659,469   414,289
Total debt.............................................................   22,839    61,859    397,240    427,139   344,957
Stockholders' equity...................................................   53,468   171,434    175,775    122,480     7,554

                      See Notes to Selected Financial Data

                        NOTES TO SELECTED FINANCIAL DATA

(a) Gross profit for the years ended September 30, 1999 and 2000 has been impacted by aggregate non-cash charges of $3.7 million and $4.7 million, respectively, relating to the write-down of audiovisual rental equipment used in operations.

(b) Included in selling, general and administrative expenses in fiscal 1999 is approximately $14.6 million in costs incurred during fiscal 1999 related to the Company's former Atlanta-based audiovisual headquarters. Such costs primarily consist of rent on facilities, certain administrative costs and consulting fees associated with the completion of the reorganization. In addition, the Company recorded an additional charge of $6.2 million, which represents additional reserves, and write-offs related to the accounts receivable of the former Atlanta-based audiovisual operations. The accounts receivable charge relates primarily to disruptions in collections and changes in certain billing procedures arising from the reorganization, because of personnel turnover and other adverse impacts of the reorganization.

(c) In connection with the Company's efforts to integrate its acquired businesses and to streamline its organizational structure, the Company recorded an aggregate pre-tax restructuring charge of $4.4 million during the year ended September 30, 1998, of which $2.3 million and $2.1 million were recorded in the three months ended March 31, 1998 and September 30,
     1998, respectively. During fiscal 1999 the Company continued the reorganization of its businesses. As a result, in the fiscal quarter ended September 30, 1999 the Company recorded a pre-tax restructuring charge of $8.9 million consisting of charges related primarily to employee termination and severance costs, lease termination costs and certain other asset write-offs.

(d) In November, 1997, the Company acquired a minority interest in Visual Action Holdings, plc ("Visual Action") through open market purchases resulting in the equity in income reflected for the year ended September 30, 1998. The Company acquired a majority interest and began consolidating the financial results of Visual Action as of December 1, 1997.

(e) In connection with corporate office and divisional reorganization plans, a charge of $3.9 million was recorded during the three months ended March 31, 2000. Such charge primarily included severance payments, which were made in the third fiscal quarter of 2000. During the three months ended September 30, 2000, the Company wrote off approximately $0.5 million of computer software no longer being used as a result of the corporate reorganization. In July 2000, the Company announced that it had reached an agreement in principle to settle the class action previously filed against the Company, certain of its former officers and one of its former directors. The settlement amount was paid in its entirety by the Company's insurance carrier. During the year ended September 30, 2000, the Company recorded charges aggregating $6.6 million for the cost of the related insurance coverage.

(f) In connection with the Company's disposal of its design and installation business headquartered in Atlanta, a pre-tax loss of $16.5 million was recorded in the three months ended June 30, 1999. During fiscal 2000, the Company wrote off an additional $3.0 million of assets related to sold businesses.

(g) In connection with the acquisition of Visual Action, the Company entered into a new credit facility in October, 1997. As a result, during the three months ended December 31, 1997, the Company wrote off approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to the Company's former bank facilities that were repaid from the proceeds of the new credit facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to continue operational improvements in its businesses, the Company's ability to comply with the terms of its bank credit agreement the seasonality of the Company's business, the resolution of the shareholder class action lawsuit currently pending against the Company and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

On April 20, 2000, the Company sold substantially all of the assets of its worldwide Communications Group (the "Communications Group"). On May 9, 2000, the Company sold its U.K.-based Melvile Exhibition Services subsidiary ("MES"). The Company recorded an aggregate net loss on disposal of these operations of $40.3 million at March 31, 2000. Operating results of the Communications Group and MES have been segregated and reported as discontinued operations in the consolidated results of operations for the three years ended September 30, 2000 (with the prior year periods restated).

The following table sets forth, for the periods indicated, the Company's consolidated results of continuing operations, including such data as a percentage of revenue.



                                                             YEAR ENDED SEPTEMBER 30,
                                                             -------------------------
                                                 1998               1999              2000
                                                 ----               ----              -----
                                                                  (DOLLARS IN THOUSANDS)
Revenue....................................... $361,157  100.0%   $386,891   100.0%  $420,414   100.0%
Cost of revenue...............................  274,531   76.0     314,234    81.2    349,221    83.1
                                               --------  -----    --------   -----   --------   ------
Gross profit..................................   86,626   24.0      72,657    18.8     71,193    16.9

Operating expenses:
  Selling, general and administrative expenses   69,372   19.2      68,401    17.7     53,230    12.7
  Restructuring charge........................    4,364    1.2       8,880     2.3         --      --
  Depreciation and amortization...............   11,389    3.2      14,359     3.7     12,675     3.0
                                               --------  -----    --------   -----   --------   ------
    Total operating expenses..................   85,125   23.6      91,640    23.7     65,905    15.7
Operating (loss) income before corporate
 reorganization and other costs...............    1,501    0.4     (18,983)   (4.9)     5,288     1.2
Equity in income of affiliated company........      688    0.2          --      --         --      --
Corporate reorganization and other costs......       --    --           --      --     11,005     2.6
Loss on disposal of assets....................       --    --       16,500     4.3      3,000     0.7
                                               --------  -----    --------   -----   --------   ------
Operating income (loss).......................    2,189    0.6     (35,483)   (9.2)    (8,717)   (2.1)
Interest expense, net.........................   24,808    6.9      35,218     9.1     46,308    11.0
                                               --------  -----    --------   -----   --------   ------
Loss from continuing operations before taxes..  (22,619)  (6.3)    (70,701)  (18.3)   (55,025)  (13.1)
Benefit (provision) for taxes.................    8,942    2.5      11,195     2.9       (340)   (0.1)
                                               --------  -----    --------   -----   --------   ------
Loss from continuing operations...............  (13,677)  (3.8)    (59,506)  (15.4)   (55,365)  (13.2)
Discontinued operations
  Income (loss) from operations
   (net of income taxes)......................  14,612     4.0       7,213     1.9    (16,458)   (3.9)
  Loss on disposal of assets..................      --      --          --      --    (40,313)   (9.6)
                                               --------  -----    --------   -----   --------   ------
Income (loss) from discontinued operations      14,612     4.0       7,213     1.9    (56,771)  (13.5)
                                               --------  -----    --------   -----   --------   ------
Extraordinary charge on early extinguishment
 of debt (net of income taxes of $403)........     605     0.2          --     --          --      --
                                               --------  -----    --------   -----   --------   ------
Net income (loss).............................    $330     --     $(52,293)  (13.5) $(112,136)  (26.7)
                                               ========  =====    =========  =====  =========   ======

FISCAL 2000 COMPARED TO FISCAL 1999

Revenue

Revenue increased $55.8 million, or 15.3%, from $364.6 million in fiscal 1999 to $420.4 million in fiscal 2000, excluding revenue of $22.3 million generated in fiscal 1999 by the company's design and installation business, Presentation Technologies, which was disposed of effective June 30, 1999. The increase in fiscal 2000 revenue is primarily attributable to the growth in the Company's Presentation Services segment, which increased its revenues by $52.6 million, or 20.1%, from $261.6 million in fiscal 1999 to $314.2 million in fiscal 2000. The increase in sales was due primarily to an increase in the overall number of hotels in which it provided outsourcing services, as well as an increase in revenue generated in properties serviced under existing contracts. The fiscal 2000 revenue of the Company's Audio Visual Headquarters and Rental Services segments was comparable with revenue generated by such business units in fiscal 1999.

Gross Profit

Total gross profit increased $5.8 million, or 8.9%, from $65.4 million in fiscal 1999 to $71.2 million in fiscal 2000, excluding gross profit of $7.3 million contributed by the disposed Presentation Technologies in fiscal 1999. Presentation Services increased its gross profit in fiscal 2000 by $8.8 million from $52.9 million in fiscal 1999 to $61.7 million in fiscal 2000 as a result of higher sales. Comparable gross profit as a percentage of revenue was 16.9% in both fiscal 1999 and fiscal 2000. During fiscal 1999 and fiscal 2000, the Company recorded non-cash charges of $3.7 million and $4.7 million, respectively, for the write-down of audiovisual rental equipment. Gross profit for both fiscal 1999 and 2000 was reduced by $16.2 million and $22.8 million, respectively, of depreciation expense related to rental equipment used in the audiovisual services business. Such depreciation expense is included in cost of revenue. Excluding depreciation expense included in cost of revenue and the charges for the equipment write-down, on a comparable basis, the gross profit as a percentage of revenue was approximately 22.4% in both fiscal 1999 and 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $5.3 million, or 9.0%, from $58.5 million in fiscal 1999 to $53.2 million in fiscal 2000, excluding the impact of Presentation Technologies in fiscal year 1999. Included in selling, general and administrative expenses in fiscal 1999 is approximately $8.4 million in costs incurred during fiscal 1999 related to the Company's former Atlanta-based audiovisual headquarters. Such costs primarily consist of rent on facilities, certain administrative costs and consulting fees associated with the completion of the Restructuring. In addition, the Company recorded additional charges of $6.2 million and $3.8 million in fiscal 1999 and 2000, respectively, which represent additional write-offs related primarily to the accounts receivable of the former Atlanta-based audiovisual operations. The accounts receivable charge in fiscal 1999 related primarily to disruptions in collections and changes in certain billing procedures arising from the Restructuring. Billing and collection efforts were affected because of personnel turnover and other adverse impacts of the Restructuring. In connection with such activities, and as part of the Company's periodic review of purchase accounting accruals, approximately $2.6 million of aggregate liabilities established in connection with certain acquisitions completed in fiscal 1996 and 1997 were identified as excess and reversed in fiscal 1999.

Restructuring Charge

The Company effectuated the Restructuring and recorded a pre-tax restructuring charge of $8.9 million in the fiscal quarter ended September 30, 1999. The charge included $0.7 million of employee termination and severance costs associated with a further reduction in the workforce, $3.1 million related to lease termination and other facility shut-down costs and $5.1 million of computer software and equipment no longer used as a result of the reorganization.

The Restructuring began in fiscal 1998 when the Company initiated a review of its operations, focusing on the integration of acquired businesses as well as the overall management and organizational structure. Accordingly, during the fiscal quarter ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $2.3 million. The charge included $1.4 million related to employee termination and severance costs associated with a reduction in the workforce and $0.9 million related to lease termination and other costs. During the fiscal quarter ended September 30, 1998, the Company recorded an additional pre-tax restructuring charge of $2.1 million in connection with the continuation of the reorganization plan begun in March 1998. The charge included $0.8 million related to the severance and termination costs, $0.4 million of lease termination costs and $0.9 million relating to the write-off of certain assets and other termination and shut down costs.

The remaining liability at September 30, 1999 was $1.1 million. There was no remaining liability at September 30, 2000.

Loss on disposal of assets

Effective June 30, 1999, the Company disposed of its Presentation Technologies business headquartered in Atlanta. A pre-tax loss of $16.5 million was incurred and recorded on June 30, 1999 upon the disposition of the related assets. During fiscal 2000, the Company wrote off an additional $3.0 million related to sold businesses.
                                                                             11

Depreciation and amortization

Depreciation and amortization expense for fiscal 2000 was $12.7 million as compared with $14.4 million in fiscal 1999. The decrease of $1.7 million is primarily a result of the fixed asset write-offs recorded in fiscal 1999 related to the Company's former Atlanta-based audiovisual headquarters. Amortization expense for fiscal 1999 and fiscal 2000 was comparable.

Corporate Reorganization and Other Costs.

During fiscal 2000, the Company recorded aggregate charges of $11.0 million related to its corporate and certain division reorganization plans. Such charges included, among other things, $3.9 million primarily related to severance payments made in the third fiscal quarter of 2000. In addition, during the three months ended September 30, 2000, the Company wrote off approximately $0.5 million of computer software no longer being used as a result of the corporate reorganization. Also, in July 2000, the Company announced that it had reached an agreement in principle to settle the securities class action filed against the Company in March, 1999, certain of its former officers and one of its former directors. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid in its entirety by the Company's insurance carrier. During the year ended September 30, 2000, the Company recorded charges aggregating $6.6 million for the cost of the related insurance coverage. The remaining liability at September 30, 2000 was $5.1 million.

Interest expense, net.

Interest expense, net increased by $11.1 million due to higher borrowing costs primarily resulting from an amendment to the Company's credit facility completed in March 2000.

Provision for income taxes

The provision for taxes in fiscal 2000 results from the Company's foreign operations. The decrease in the effective tax rate is attributable to the establishment of a valuation allowance for the deferred tax assets arising from the fiscal 2000 and prior net operating losses.

Net (loss) income.

Overall, the Company's net loss was $112.1 million in fiscal 2000 compared to a net loss of $52.3 million in fiscal 1999. The Company realized a net loss from continuing operations of $55.4 million in fiscal 2000 compared to a net loss of $59.5 million in fiscal 1999. The loss per common share from continuing operations was $2.32 as compared with a loss per common share of $2.51 for fiscal 1999. The Company's discontinued operations generated a loss from operations of $16.5 million in fiscal 2000 compared with income from operations of $7.2 million in fiscal 1999. The Company recognized a loss of $40.3 million upon disposition of its Communications and MES divisions in April and May, 2000 respectively.

FISCAL 1999 COMPARED TO FISCAL 1998

Revenue.

Revenue increased $25.7 million, or 7.1%, from $361.2 million in fiscal 1998 to $386.9 million in fiscal 1999, primarily due to growth in the Company's hotel audiovisual services segment, increased local market penetration from the rental services segment and consistent solid results from the staging and meeting services segment.

Gross Profit

Total gross profit decreased $14.0 million, or 16.2%, from $86.6 million in fiscal 1998 to $72.7 million in fiscal 1999. Gross profit as a percentage of revenue was 24.0% and 18.8% in fiscal 1998 and fiscal 1999, respectively. The decrease in the gross margin on revenue resulted primarily from the impact of acquired rental businesses, which had historically operated at lower gross margins and investments made to strengthen the infrastructure of the Company's audiovisual services businesses to enable them to handle future revenue growth. Gross profit on rental revenue in both fiscal 1998 and 1999 was impacted by $16.2 million of depreciation expense related to rental equipment used in the audiovisual services businesses. Such depreciation expense is included in cost of revenue. In addition, the gross profit in fiscal 1999 was impacted by fixed asset write-offs of $3.7 million. Gross profit as a percentage of revenue was 19.7%, excluding the effect of the fixed asset write-offs.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were comparable in fiscal 1998 and fiscal 1999. Included in selling, general and administrative expenses in fiscal 1999 is approximately $8.4 million in costs incurred during fiscal 1999 related to the Company's former Atlanta-based audio visual headquarters. Such costs primarily consist of rent on facilities, certain administrative costs and consulting fees associated with the completion of the Restructuring. In addition, the Company recorded an additional charge of $6.2 million,  which represents  additional  reserves,  and write-offs related to the accounts receivable of the former Atlanta-based audio visual operations. The accounts receivable charge related primarily to disruptions in collections and changes in certain billing procedures arising from the Restructuring. Billing and collection efforts were affected because of personnel turnover and other adverse impacts of the Restructuring. In connection with such activities, and as part of the Company's periodic review of purchase accounting accruals, approximately $2.6 million of aggregate liabilities established in connection with certain acquisitions completed in fiscal 1996 and 1997 were identified as excess and reversed. Excluding the impact of the accounts receivable charge of $6.2 million, the reversal of the $2.6 million of excess purchase accounting accruals and the above-described costs of $8.4 million, selling, general and administrative expenses, as a percentage of revenue, was approximately 14.6% in fiscal 1999 as compared with 19.2% in fiscal 1998.

Restructuring Charge

In fiscal 1998, the Company initiated a review of all of its operations, primarily focusing on the integration of the audiovisual services businesses that it had acquired, as well as the Company's overall management organizational structure. In connection with this review, the Company adopted a reorganization plan to streamline its organizational structure and evaluate its overall operational efficiency.

Accordingly, during the three months ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $2.3 million. The charge included $1.4 million related to employee termination and severance costs associated with a reduction in the workforce and $0.9 million related to lease termination and other related costs. During the three months ended September 30, 1998, the Company recorded an additional pre-tax restructuring charge of $2.1 million in connection with the continuation of the reorganization plan begun in March 1998. The charge included $0.8 million related to severance and termination costs, $0.4 million of lease termination costs, $0.9 million relating to the write-off of certain assets and other termination and shut down costs.

Depreciation and Amortization

Depreciation and amortization increased to $14.4 million in fiscal 1999, an increase of $3.0 million from the $11.4 million incurred in fiscal 1998. Property and equipment acquired through acquisitions and increased capital expenditures for computer and other technology equipment resulted in increased depreciation of $2.1 million. Amortization expense increased $0.9 million resulting primarily from goodwill arising from acquisitions.

Equity in Income of Visual Action

In November, 1997, the Company acquired a minority interest in Visual Action through open market purchases resulting in the equity in income reflected for the year ended September 30, 1998. The Company acquired a majority interest and began consolidating the financial results of Visual Action as of December 1, 1997.

Interest Expense, Net

Net interest expense increased by $10.4 million from $24.8 million in fiscal 1998 to $35.2 million in fiscal 1999 due to higher borrowings to finance acquisitions, operational expansion, capital expenditures and increased working capital requirements.

Provision for income taxes

The effective tax rate for the years ended September 30, 1999 and 1998 was 15.8% and 39.5%, respectively. The decrease in the effective tax rate is attributable to the establishment of a valuation allowance for the deferred tax assets arising from the fiscal 1999 net operating losses.

Extraordinary Charge on Early Extinguishment of Debt.

In connection with the acquisition of Visual Action, the Company entered into a new credit facility in October, 1997. As a result, during the year ended September 30, 1998 the Company wrote-off approximately $0.6 million (net of taxes of $0.4 million) of the remaining unamortized debt issuance costs related to its former bank facilities that were repaid from the proceeds of such new credit facility.

Net Income (Loss).

Overall, the Company realized a net loss of $52.3 million in fiscal 1999 compared to net income of $0.3 million in fiscal 1998. The Company recognized a net loss from continuing operations of $59.5 million in fiscal 1999 compared to a net loss of $13.7 million if fiscal 1998. The loss per common share from continuing operations was $2.51 for fiscal 1999 compared to a net loss per common share from continuing operations of $0.58 in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources is for the Company's continuing and discontinued operations. Cash flow impacts of the discontinued operations have not been segregated in the consolidated statements of Cash Flows. The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for periods indicated:

                                              YEAR ENDED SEPTEMBER 30,
                                              ------------------------

                                         1998             1999         2000
                                         ----             ----         ----

Net cash provided by (used in):
   Operating activities...............  $22,990         $14,839        $ 6,738
   Investing activities............... (302,973)        (55,276)        74,596
   Financing activities...............  285,499          27,257        (81,677)

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

In fiscal 1999, the Company generated $14.8 million from its operating activities. Net income adjusted for depreciation and amortization, the restructuring charges, the loss on disposal of assets, and the fixed asset write-offs provided $21.9 million. The net change in working capital used $7.0 million, with a decrease in accounts receivable, deferred charges and taxes receivable, which were more than offset by an increase in prepaid expenses and other current assets and decreases in deferred income, accounts payable and accrued expenses and other liabilities. Investing activities used $55.3 million due to acquisition-related expenditures and fixed asset purchases, primarily audiovisual and computer equipment, as well as information technology enhancements. Financing activities provided $27.3 million, of which $174.6 million was provided by drawings under the Company's bank facilities, offset by repayments of $144.5 million and $2.8 million was used to pay financing fees in connection with amendments to the Company's credit agreement.

In fiscal 2000, the Company generated $6.7 million from its operating activities. The net change in working capital provided $30.7 million in fiscal 2000, with decreases in accounts receivable, prepaid expenses and other assets and taxes receivable. Increases in deferred income, accrued expenses and accounts payable also provided cash flow for the fiscal year. Investing activities provided $74.6 million, with $111.7 million of cash generated from the dispositions of the Company's Communications Group and MES divisions. Approximately $36.8 million was used for the purchase of audiovisual rental equipment and the continued investment in information technology. Financing activities used a net of $81.7 million. Approximately $96.6 million was drawn under the Company's Credit Facility during fiscal 2000 and $177.3 million was used to repay outstanding amounts thereunder.

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

At September 30, 1999, the Company was not in compliance with the covenants set forth in the July 1999 Amendment. In December 1999, the Company obtained a further amendment (the "December 1999 Amendment") to the Credit Agreement that, among other things, extended the waivers under the July 1999 Amendment until October 1, 2000, and waived through October 1, 2000 all defaults arising from the failure at September 30, 1999 to satisfy the financial covenants specified in the July 1999 Amendment. As part of the December 1999 Amendment, the Company agreed to a minimum consolidated adjusted EBITDA covenant that is based on post-September 30, 1999 consolidated EBITDA (as defined in the Credit Agreement), and to restrictions on the amount of capital expenditures that may be made by the Company during the fiscal year ending September 30, 2000.

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

In March, 2000, the Company entered into a further amendment (the "March 2000 Amendment") to the Credit Agreement, that, among other things, (i) amended the maturity date of the Term Facility to eliminate the requirement to make any installment payments thereon such that all amounts outstanding under the Term Facility are due and payable on October 1, 2001, (ii) reduced the amounts available to the Company under the Credit Agreement for letters of credit, (iii) eliminated altogether those financial covenants that the July 1999 Amendment and December 1999 Amendments previously had waived through October 1, 2000, (iv) amended the covenant relating to minimum consolidated EBITDA for the three month period ended December 31, 1999, the six month period ended March 31, 2000, the nine month period ended June 30, 2000, the twelve month periods ending September 30 and December 31, 2000, and any period of four consecutive fiscal quarters ending on or after March 31, 2001, (v) amended the covenant relating to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) such that the Company may not permit capital expenditures to exceed $25 million in any two consecutive fiscal quarters or $40 million in any four consecutive fiscal quarters commencing with fiscal quarter beginning January 1, 2000 and (vi) requires the Company to provide certain additional reports to the lenders. In addition, pursuant to the terms of the March 2000
Amendment, the lenders withdrew the consent granted to the Company in the December 1999 amendment to pursue the possible sale of the Company's audiovisual businesses.

In addition to the amendments and revised financial covenants described above, the March 2000 Amendment also included a consent by the lenders to allow the Company to proceed with the sale of its worldwide Communications Group (the "Communications Sale") and to pursue the sale of MES ( the "MES Sale"), provided that, in each case, certain timing requirements were met, minimum net proceeds exceeded a specific amount and 75% of the net proceeds of each such disposition would be applied to the prepayment of the Term Facility and the reduction of the commitment under the Revolving Facility. The Company consummated the Communications Sale on April 20, 2000, and consummated the MES Sale on May 9, 2000, and in connection therewith (i) repaid an aggregate of $38.0 million under the Term Facility thereby permanently reducing availability and outstanding amounts thereunder from $199.6 million to $161.6 million and (ii) repaid an aggregate of $47.5 million under the Revolving Facility, which resulted in a permanent reduction of the availability thereunder from $250.0 million to $202.5 million.

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

Interest on outstanding amounts under the Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The applicable margins are subject to change based on the occurrence of certain events. Pursuant to the terms of the March 2000 Amendment, outstanding amounts under each of the Term Facility and Revolving Facility also accrue additional interest at a rate of 1 % per annum payable in arrears upon the termination of the Credit Agreement. The weighted average interest rate on outstanding debt at September 30, 2000 is 9.64%.

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

The Company believes it will be able to satisfy the financial and other covenants included in the Credit Agreement, as amended. As stated above, pursuant to the terms of the Credit Agreement, the entire principal on each of the Term Facility and the Revolving Facility is payable on October 1, 2001. With the foregoing in mind, the Company recognizes that it will be necessary to take actions to reduce its indebtedness or restructure the terms of such indebtedness under the Credit Agreement by assessing various refinancing options or obtaining a further amendment to the Company's existing Credit Agreement. There can be no assurance that the Company will be able to take such actions. In the event that the Company is unable to refinance the indebtedness under the Credit Agreement or restructure the terms thereof, then upon the maturity of the Term Facility and the Revolving Facility, the lenders would be entitled to exercise all or any of their rights or remedies. Any such exercise of rights and remedies would likely have a material adverse effect on the Company.

As of December 15, 2000, the Company had approximately $356.5 million outstanding under the Credit Agreement, of which $194.8 million was outstanding under the Revolving Facility. Cash on hand as of such date was $11.3 million. The Company believes that cash flow from operations and available credit under the Revolving Facility will be sufficient to meet operating needs through the end of fiscal 2001.

The Company has received a commitment letter from Chase Securities, Inc. and The Chase Manhattan Bank to structure, arrange and syndicate a senior revolving credit facility in an aggregate amount of up to $16 million, which would provide working capital to the Company in addition to the liquidity provided under the Company's existing Credit Agreement. Consummation of the financing under the proposed additional credit facility is conditioned upon, among other things, the consent of the requisite number of lenders under the Company's existing Credit Agreement, the execution of definitive financing documentation, the amendment of the terms of the Company's existing Credit Agreement and other conditions customary for transactions of this type. There can be no assurance that such conditions will be met and that such additional financing will be consummated.

Capital expenditures were $46.5 million in fiscal 1998, $45.4 million in fiscal 1999, and $36.8 million in fiscal 2000. During each of the three years ended September 30, 2000, the purchase of audiovisual rental equipment and the continued investment in information technology comprised the major portion of capital expenditures.

QUARTERLY RESULTS

The following table sets forth the unaudited quarterly results of operations related to the Company's continuing businesses for each of the quarters in the two years ended September 30, 1999 and 2000. In management's opinion, this unaudited quarterly information includes all adjustments which are necessary for a fair presentation of the information for the quarters presented.

The operating results in any quarter are not necessarily indicative of the results, which may be expected for any other future period.

                                             FISCAL 1999(A) (B)(C) (D)                    FISCAL 2000 (B) (C) (D)
                                             -------------------------                    -----------------------

                                1ST         2ND         3RD         4TH         1ST         2ND         3RD         4TH
                              QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                              -------     -------     -------     -------     -------     -------     -------     -------

                                                                     (IN THOUSANDS)
Revenue....................    $95,651    $104,252    $107,111     $79,877     $98,767    $111,207    $117,054     $93,386
Gross profit...............     18,249      23,405      24,116       6,887      16,748     21,072       25,033       8,340
Operating income (loss)....     (2,277)      4,317     (11,083)    (26,440)      2,785     (3,715)       8,954     (16,741)
Net income (loss)..........     (5,983)     (2,639)    (14,451)    (36,493)     (7,818)   (14,457)      (3,387)    (29,703)
Loss per share.............      (0.25)      (0.11)      (0.61)      (1.54)      (0.34)     (0.61)       (0.14)      (1.23)

NOTES TO QUARTERLY RESULTS

(A) Operating losses for the three and twelve months ended September 30, 1999 include approximately $11.4 million and $18.3 million, respectively, of costs relating to the Company's former Atlanta-based headquarters for its audiovisual services businesses.

(B) Results of operations for the year ended September 30, 1999 include operating losses of $2.9 million from the Company's design and installation business, which was disposed effective June 30, 1999.
     A pre-tax loss of $16.5 million in respect of uch disposition was recorded at June 30, 1999. In addition, during the quarter ended March 31, 2000, the Company wrote-off an additional $3.0 million of assets related to disposed businesses.

(C) The operating loss for the fourth quarter of fiscal 1999 includes corporate reorganization and other costs of $8.9 million related to employee termination and severance costs, lease termination costs and certain other asset write-offs. Operating losses for the second and fourth quarters of fiscal 2000 include corporate reorganization and other costs of $3.6 million and $7.4 million, respectively, related to the Company's corporate office reorganization and class action settlement.

(D) The operating loss for the fourth quarter of fiscal 1999 includes a charge of $3.7 million relating to the write-off of audiovisual rental equipment used in operations. Charges of $2.5 million and $2.2 million were recorded in the second and fourth quarters of fiscal 2000 for similar fixed asset write-offs.

BILLINGS AND COLLECTIONS

The Customers are normally billed on a per-rental basis upon completion of the staging service or rental. The Company provides audiovisual equipment rentals to customers based on published price lists.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company's foreign operations are exposed to fluctuations in currency values. However, management does not consider the impact of currency fluctuations to represent a significant risk as its foreign operations are a minimal component to its consolidated operations. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. rates affect the interest paid on a portion of its debt. The Company does not enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Audio Visual Services Corporation

We have audited the accompanying consolidated balance sheets of Audio Visual Services Corporation (the "Company") as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1999 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                        /s/ ERNST & YOUNG LLP

Long Beach, California
December 8, 2000

                        AUDIO VISUAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)



                                                                                                         SEPTEMBER 30,
                                                                                                         -------------
                                                                                                       1999          2000
                                                                                                       ----          ----
                                              ASSETS
Current Assets:
   Cash and cash equivalents......................................................................   $  1,675     $  1,272
   Trade accounts receivable, net of allowance for doubtful accounts of $4,693 in 1999 and
      $4,310 in 2000..............................................................................    100,446       47,585
   Deferred charges...............................................................................      8,301         ---
   Prepaid expenses and other current assets......................................................     20,173       14,782
                                                                                                     --------      --------
      Total Current Assets........................................................................    130,595       63,639
   Property and equipment, net....................................................................    100,438       68,103
   Goodwill, net..................................................................................    409,204      272,009
   Taxes receivable...............................................................................      4,548         --
   Other assets...................................................................................     14,684       10,538
                                                                                                     --------     --------
Total Assets......................................................................................   $659,469     $414,289
                                                                                                     ========     ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt..............................................................     $1,299     $   --
   Trade accounts payable.........................................................................     22,527       13,249
   Accrued expenses and other current liabilities.................................................     40,436       38,427
   Accrued production costs.......................................................................     20,259         --
   Deferred income................................................................................     11,617         --
   Taxes payable..................................................................................        --           830
                                                                                                     --------     --------
      Total Current Liabilities...................................................................     96,138       52,506

   Long-term debt.................................................................................    425,840      344,957
   Deferred income................................................................................      4,975          --
   Deferred tax liability.........................................................................      7,892        7,350
   Other liabilities..............................................................................      2,144        1,922
                                                                                                        -----        -----
Total Liabilities.................................................................................    536,989      406,735
Stockholders' Equity:
   Preferred stock, $.01 par value:
      2,000 shares authorized, none issued and outstanding at 1999 and 2000.......................        --          --
   Common stock, $.01 par value:
      40,000 voting shares authorized, 23,697 and 24,568 shares issued and outstanding
       at 1999 and 2000, respectively.............................................................        236          246
   Additional paid-in capital.....................................................................    167,677      168,170
   Accumulated other comprehensive loss...........................................................     (4,785)      (7,828)
   Deferred compensation..........................................................................        --          (250)
   Accumulated deficit............................................................................    (40,648)    (152,784)
                                                                                                     --------     ---------
      Total Stockholders' Equity..................................................................    122,480        7,554
                                                                                                      -------     ---------
Total Liabilities and Stockholders' Equity........................................................   $659,469     $414,289
                                                                                                     ========     ========

See accompanying notes to the consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                            ------------------------

                                                                                         1998         1999         2000
                                                                                         ----         ----         ----
                                                                                             (AMOUNTS IN THOUSANDS,
                                                                                             EXCEPT PER SHARE DATA)
Revenue.............................................................................    $361,157     $386,891    $420,414

Cost of revenue.....................................................................     274,531      314,234     349,221
                                                                                         -------      -------     -------

Gross profit........................................................................      86,626       72,657      71,193

Operating expenses:
   Selling, general and administrative expenses (note 5)............................      69,372       68,401      53,230
   Restructuring charge (note 4)....................................................       4,364        8,880          --
   Depreciation and amortization....................................................      11,389       14,359      12,675
                                                                                         -------      -------      -------
      Total operating expenses......................................................      85,125       91,640      65,905

Operating (loss) income before corporate reorganization and other costs.............       1,501      (18,983)      5,288

Equity in income of affiliated company (note 6).....................................         688          --           --
Corporate reorganization and other costs (note 7)...................................         --           --       11,005
Loss on disposal of assets (note 6).................................................         --        16,500       3,000
                                                                                         -------      -------     -------
Operating income (loss).............................................................       2,189      (35,483)     (8,717)

Interest expense, net...............................................................       24,808      35,218      46,308
                                                                                         -------      -------     -------

Loss from continuing operations before taxes........................................     (22,619)     (70,701)    (55,025)
Benefit (provision) for  taxes......................................................       8,942       11,195        (340)
                                                                                         -------      -------      -------

Loss from continuing operations ....................................................     (13,677)     (59,506)     (55,365)
Discontinued operations (note 3)
    Income (loss) from operations (less income taxes)...............................      14,612        7,213      (16,458)
    Loss on disposal of assets......................................................         --           --       (40,313)
                                                                                         -------      -------      -------
Income (loss) from discontinued operations..........................................      14,612        7,213      (56,771)
                                                                                         -------      -------      -------
Extraordinary charge on early extinguishment of debt (net of income taxes of
   $403) (note 7)...................................................................         605          --           --
                                                                                         -------      -------      --------
Net income (loss)...................................................................       $330      $(52,293)   $(112,136)
                                                                                         =======      ========   ==========
Basic and diluted earnings (loss) per common share:
   Income (loss) from continuing operations ........................................      $(0.58)      $(2.51)      $(2.32)
   Income (loss) from discontinued operations, net of tax...........................        0.62         0.30        (2.38)
   Extraordinary charge.............................................................       (0.03)         --            --
                                                                                         -------      -------       -------
Net income (loss) per common share..................................................       $0.01       $(2.21)      $(4.70)
                                                                                         =======      ========      =======

See accompanying notes to the consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                               ------------------------

                                                                                         1998              1999           2000
                                                                                         ----              ----           ----

                                                                                                (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss).............................................................        $330          $(52,293)      $(112,136)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Restructuring charge, net of cash payments.................................       4,125             9,669             --
      Loss on disposal of assets.................................................         --             16,500          40,313
      Fixed asset write-offs.....................................................         --              4,439           5,190
      Extraordinary charge on early extinguishment of debt, net of tax...........         605                --             --
      Depreciation and amortization..............................................      37,801            43,563          42,660
   Change in assets and liabilities, net of amounts acquired:
      (Increase) decrease in accounts receivable.................................     (11,158)           18,206           8,276
      (Increase) decrease in deferred charges....................................      (1,880)            2,235          (7,167)
      (Increase) decrease in prepaid expenses and other current assets...........       1,280            (9,030)          4,112
      (Increase) decrease in taxes receivable....................................     (11,935)              185           4,981
      (Increase) decrease in other assets........................................      (3,866)           (1,503)          2,757
      Increase (decrease) in accounts payable....................................      (3,851)             (290)          3,910
      Increase (decrease) in deferred income.....................................       6,428            (9,582)         12,733
      Increase (decrease) in accrued expenses and other liabilities..............       5,111            (7,260)          1,109
                                                                                      -------           --------        --------
      Net cash provided by operating activities..................................      22,990            14,839           6,738
                                                                                      -------           --------        --------
Cash flows from investing activities:
      Purchase of property and equipment.........................................     (46,454)          (45,410)        (36,815)
      Proceeds from disposition of businesses, net of transaction costs..........      48,892               --          111,694
      Acquisition of intangibles and businesses, net of cash acquired............    (305,411)           (9,866)           (283)
                                                                                     ---------          --------       ---------
      Net cash provided by (used in) investing activities........................    (302,973)          (55,276)         74,596
                                                                                     ---------          --------       --------
Cash flows from financing activities:
   Proceeds from exercise of stock options.......................................         667               --           --
   Proceeds from long-term debt..................................................     759,122           174,550          96,625
   Repayments of long-term debt..................................................    (470,478)         (144,457)       (177,311)
   Payment of debt issuance fees.................................................      (3,812)           (2,836)           (991)
                                                                                    ---------          ---------        --------
      Net cash provided by (used in) financing activities........................     285,499            27,257         (81,677)
                                                                                    ---------          ---------        --------
Translation effect on cash and cash equivalents..................................        (652)             (262)            (60)
                                                                                    ---------          ---------        --------
Net increase (decrease) in cash and cash equivalents.............................       4,864           (13,442)           (403)
Cash and cash equivalents beginning of year......................................      10,253            15,117           1,675
                                                                                    ---------          ---------        --------
Cash and cash equivalents end of year............................................     $15,117            $1,675        $  1,272
                                                                                     ========          =========        ========

See accompanying notes to the consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)



                                                                                           ACCUMULATED
                                                COMMON STOCK      ADDITIONAL  RETAINED        OTHER                     TOTAL
                                                ------------      ----------
                                                                   PAID-IN    EARNINGS    COMPREHENSIVE    DEFERRED  STOCKHOLDERS'
                                               SHARES   AMOUNT     CAPITAL    (DEFICIT)   INCOME (LOSS)  COMPENSATION   EQUITY
                                               ------   ------     -------    --------    -------------  ------------ ------------


Balance at September 30, 1997..............   23,417    $ 234       $159,874   $11,315       $   11          $--        $171,434
Net income.................................       --       --             --       330           --           --             330
Foreign currency translation adjustment....       --       --             --        --       (3,725)          --          (3,725)
                                                                                                                        ---------
Comprehensive (loss).......................                                                                               (3,395)
Issuance of common stock upon acquisitions
  completed during fiscal 1998.............      239        2          7,042        --           --           --           7,044
Issuance of common stock upon exercise of
  stock options............................       33        *            692        --           --           --             692
                                              ------    -----       --------   ------       -------          ----        --------
Balance at September 30, 1998..............   23,689      236        167,608   $11,645       (3,714)          --         175,775
Net loss...................................       --       --             --   (52,293)          --           --         (52,293)
Foreign currency translation adjustment....       --       --             --        --       (1,071)                      (1,071)
                                                                                                                         --------
Comprehensive (loss).......................                                                                              (53,364)
Issuance of common stock...................        8        *             69        --           --           --              69
                                              ------    -----       --------   ------       -------          ----        --------
Balance at September 30, 1999..............   23,697      236        167,677   (40,648)      (4,785)          --         122,480
Net loss...................................       --       --             --  (112,136)          --           --        (112,136)
Foreign currency translation adjustment....       --       --             --        --       (3,043)          --          (3,043)
                                                                                                                         --------
Comprehensive loss.........................                                                                             (115,179)
Issuance of restricted common stock........      666        7            243        --           --         (250)             --
Issuance of common stock...................      205        3            250        --           --           --             253
                                              ------    -----       --------   -------      -------          ----        --------
Balance at September 30, 2000..............   24,568     $246       $168,170 $(152,784)     $(7,828)        (250)         $7,554
                                              ======    =====       =======  =========      =======       =======        ========

* Less than $1 thousand
See accompanying notes to the consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Audio Visual Services Corporation (formerly known as Caribiner International, Inc.) (the "Company") is a provider of audiovisual equipment rentals, staging services and other related services. As used herein, the term the "Company" refers to Audio Visual Services Corporation and its subsidiaries, and the references to a fiscal year are to the Company's fiscal year ended September 30 in the referenced year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the fiscal 1998 and fiscal 1999 consolidated financial statements to conform to the current year presentation.

Revenue Recognition

Revenue is recognized over the period in which audiovisual equipment is rented to customers. Revenue for staging services is recognized as the services are provided.

Cost of Revenue

Cost of revenue is comprised principally of direct labor costs, commissions, depreciation of equipment rented to clients and customers in the conduct of the business, and equipment rentals.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods ranging from 15 years to 40 years. Accumulated amortization of goodwill was $33.4 million and $27.7 million at September 30, 1999 and 2000, respectively.

The Company reviews the recoverability of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as determined based upon the estimated undiscounted cash flow of the entity acquired. In the event goodwill is determined to be unrecoverable, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset.

Deferred Financing Fees

Deferred financing fees are amortized on a straight-line basis over the term of the related debt. The amortization of deferred financing fees is reflected as a component of interest expense. Deferred financing fees amortized during the years ending September 30, 1998, 1999 and 2000 were $0.9 million, $1.2 million and $2.8 million, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars at current rates as of the balance sheet date, except for revenue, costs and expenses which are translated at average current rates during each reporting period. The gains or losses resulting from translation are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. The gains and losses resulting from foreign currency transactions are included in the Company's current results of operations. Transaction gains or losses in the years ended September 30, 1998, 1999 and 2000 were not significant.
                                                                             22

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation

The Company grants to certain employees' stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for such grants.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. This statement is not expected to affect the Company as the Company currently does not engage or plan to engage in derivative instruments or hedging activities.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company is currently evaluating the impact of adopting SAB No. 101, but the Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.


3. DISCONTINUED OPERATIONS

On April 20, 2000, the Company sold substantially all of the assets of its worldwide Communications Group (the "Communications Group"). On May 9, 2000, the Company sold its U.K.-based Melvile Exhibition Services subsidiary ("MES"). The Company recorded an aggregate loss on disposal of these operations of $40.3 million at March 31, 2000. Operating results of the Communications Group and MES have been segregated and reported as discontinued operations in the Consolidated Statement of Operations for the three years ended September 30, 2000 (with the prior year periods restated). Cash flow impacts of the discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. Components of the income (loss) from discontinued operations reflected in the Consolidated Statements of Operations for the three years ended September 30, 2000 are presented in the following table (amounts in thousands).

                                                1998       1999        2000
                                              ---------  ---------   --------
Revenue                                        $348,197   $352,232   $138,946
Cost of Revenue                                 237,681    244,119     94,943
Selling, general and administrative expenses     74,035     80,746     53,378
Restructuring charge                              2,590      1,889         --
Depreciation and amortization                    10,197     12,988      6,671
                                              ---------  ---------    --------
Operating income (loss)                          23,694     12,490    (16,046)
Interest income (expense), net                      484        268        (82)
                                              ---------  ---------   ---------
Income (loss) from operations before tax         24,178     12,758    (16,128)
Tax provision                                    (9,566)    (5,545)      (330)
                                              ---------  ---------    --------
Income (loss) from discontinued operations      $14,612   $  7,213   $(16,458)
                                              =========  =========   =========

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. RESTRUCTURING CHARGE

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

As a result, in the fiscal quarter ended September 30, 1999, the Company recorded a pre-tax restructuring charge of $8.9 million. The charge included $0.7 million of employee termination and severance costs associated with a further reduction in the workforce, $3.1 million related to lease termination and other facility shut-down costs and $5.1 million of computer software and equipment no longer usable as a result of the reorganization.

The restructuring began in fiscal 1998 when the Company initiated a review of its operations, focusing on the integration of its businesses as well as the overall management and organizational structure, which resulted in the initiation of the Restructuring. Accordingly, during the fiscal quarter ended March 31, 1998, the Company recorded a pre-tax restructuring charge of $2.3 million. The charge included $1.4 million related to employee termination and severance costs associated with a reduction in the workforce and $0.9 million related to lease termination and other costs. During the fiscal quarter ended September 30, 1998, the Company recorded an additional pre-tax restructuring charge of $2.1 million in connection with the continuation of the reorganization plan begun in March 1998. The charge included $0.8 million related to the severance and termination costs, $0.4 million of lease termination costs, $0.9 million relating to the write-off of certain assets and other termination and shut down costs to be incurred during the Restructuring.

The remaining liability at September 30, 1999 was $1.1 million. There was no remaining liability at September 30, 2000.

5. OTHER COSTS ASSOCIATED WITH REALIGNMENT OF BUSINESS

During fiscal 1999, the Company recorded additional charges of $9.9 million related to the Restructuring described in Note 4 but which did not satisfy the accounting criteria for inclusion in the restructuring charge. These charges included $6.2 million of additional reserves and write-offs related to the accounts receivable of the former Atlanta-based audiovisual operations. The accounts receivable charge related primarily to disruptions in certain billing procedures, which the Company believes, arose from the Restructuring. Such accounts receivable related charge is included in selling, general and administrative expenses for the year ended September 30, 1999 in the accompanying financial statements.

In addition, during fiscal 1999, the Company recorded a non-cash charge of $3.7 million for audiovisual rental equipment losses. The charge was identified during the Company's reorganization of its audiovisual businesses from its former Atlanta-based audiovisual headquarters to the respective business unit facilities. In accordance with generally accepted accounting principles, as such charge does not satisfy the criterion for inclusion in the restructuring charge, it has been included in cost of rental revenue.

6. BUSINESS ACQUISITIONS/DISPOSITIONS

During the two years ended September 30, 1999, the Company completed various acquisitions and dispositions in each of the audiovisual and business communications services industries. The following describes the significant transactions completed during the two years ended September 30, 1999 relating to the Company's continuing audiovisual services operations.

Fiscal 1998 Acquisitions/Dispositions

Effective December 1, 1997, the Company acquired the outstanding capital stock of Visual Action Holdings, plc ("Visual Action") for an aggregate purchase price of $253.0 million (excluding transaction costs). In addition, the Company assumed approximately $44.3 million in outstanding indebtedness of Visual Action. Visual Action provides corporate meeting services, including audiovisual and exhibition services, in the United States and United Kingdom. The goodwill resulting from the acquisition of Visual Action is being amortized over 40 years. The cost of the acquisition, including transaction costs, was financed through the Company's loan agreement entered into in October, 1997 (see Note 9). Prior to December 1997, the Company had acquired a minority interest through open market purchases resulting in the equity in income reflected for the year ended September 30, 1998.

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. BUSINESS ACQUISITIONS/DISPOSITIONS (Continued)

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

Fiscal 1999 Dispositions

During fiscal 1999, in connection with the Company's consolidation of hotel audiovisual outsourcing operations, and as part of the Company's periodic review of the purchase accounting accruals, approximately $2.6 million of liabilities established in connection with certain of the acquisitions completed in fiscal 1996 and 1997 were identified as excess and reversed.

Effective June 30, 1999, the Company disposed of its design and installation business, Presentation Technologies, headquartered in Atlanta. A pre-tax loss of $16.5 million was incurred upon the disposition of the related assets. During the three months ended March 31, 2000, the Company wrote off an additional $3.0 million of assets related to sold businesses.

The Company accounted for its acquisitions in accordance with the purchase method and, accordingly, operations of the acquired businesses are included in the accompanying consolidated statements of operations from their respective dates of acquisition.


The following unaudited consolidated pro forma results of operations of the Company for the year ended September 30, 1999 give effect to the disposition of Presentation Technologies, as if such transaction had occurred on October 1, 1998.

                                                        YEAR ENDED
                                                       SEPTEMBER 30,
                                                      --------------
                                                          1999
                                                          ----
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..................................              $364,572
Income before taxes......................               (51,205)
Net income...............................               (46,444)
Pro forma basic and diluted
 earnings per common share...............                 (1.96)

The above calculation of pro forma basic and diluted net income per common share assumes that approximately 23,695,126 shares were outstanding during 1999.

The unaudited pro forma consolidated results of operations do not purport to be indicative of the actual results of operations that would have occurred had the acquisitions described above been made at the beginning of fiscal 1999 or of results, which may occur in the future.

7. CORPORATE REORGANIZATION AND OTHER COSTS

During fiscal 2000, the Company recorded aggregate charges of $11.0 million related to its corporate office and certain divisional reorganization plans. Such charges included, among other things, $3.9 million primarily related to severance payments which were made in the third fiscal quarter of 2000. During the three months ended September 30, 2000, the Company wrote off approximately $0.5 million of computer software no longer being used as a result of the corporate reorganization.

In July 2000, the Company announced that it had reached an agreement in principle to settle the class action previously filed against the Company, certain of its former officers and one of its former directors. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid in its entirety by the Company's insurance carrier. During the year ended September 30, 2000, the Company recorded charges aggregating $6.6 million for the cost of the related insurance coverage (See Note 14). The remaining liability at September 30, 2000 was $5.1 million.

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



8. PROPERTY AND EQUIPMENT

At September 30, 1999 and 2000 property and equipment consisted of:

                                                         AT SEPTEMBER 30,
                                                        ----------------
                                                      1999         2000
                                                      ----         ----
                                                       (IN THOUSANDS)
Audiovisual rental and production equipment......... $97,274    $125,314
Furniture and fixtures.............................    9,363       4,279
Information systems.................................  24,718      12,018
Leasehold improvements.............................   12,293         911
Other...............................................  10,349       2,909
                                                     -------    --------
                                                     153,997     145,431
Less--accumulated depreciation and amortization....   53,559      77,328
                                                     -------    --------
                                                    $100,438     $68,103
                                                    ========     =======

The related depreciation and amortization expense for the years ended September 30, 1999 and 2000 was $20.5 million and $31.8 million, respectively.

9. DEBT

At September 30, 1999 and 2000, long-term debt consisted of:

                                                        AT SEPTEMBER 30,
                                                        ----------------
                                                      1999         2000
                                                      ----         ----
                                                        (IN THOUSANDS)
Credit Agreement............................       $425,280      $344,950
Notes payable...............................          1,415           --
Other.......................................            444             7
                                                   --------      --------
                                                    427,139       344,957
Less--current portion of long-term debt......         1,299           --
                                                   ---------     --------
                                                   $425,840      $344,957
                                                   =========     ========

At September 30, 2000, the carrying amount of the above commitments approximated fair value.

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million six year term loan ( the "Term Facility" and together with the Revolving Facility, the "Credit Agreement") to be utilized in connection with the acquisition of Visual Action. (See Note 6, Business Acquisitions/Dispositions). The Company recognized an extraordinary loss of $0.6 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former bank facilities. Approximately $4.8 million in debt issuance fees were incurred in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement.

At June 30, 1999, the Company did not achieve certain of the financial covenants specified in the Credit Agreement. In connection with the amendments made to the Credit Agreement in July 1999 (the "July 1999 Amendment"), the lenders waived through March 30, 2000 all defaults that have arisen or may arise from the failure to satisfy the specified financial covenants for June 30, 1999,

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. DEBT (Continued)

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

In March, 2000, the Company entered into a further amendment (the "March 2000 Amendment") to the Credit Agreement, that, among other things, (i) amended the maturity date of the Term Facility to eliminate the requirement to make any installment payments thereon such that all amounts outstanding under the Term Facility are due and payable on October 1, 2001, (ii) reduced the amounts available to the Company under the Credit Agreement for letters of credit, (iii) eliminated altogether those financial covenants that the July 1999 Amendment and December 1999 Amendments previously had waived through October 1, 2000, (iv) amended the covenant relating to minimum consolidated EBITDA for the three month period ended December 31, 1999, the six month period ended March 31, 2000, the nine month period ended June 30, 2000, the twelve month periods ending September 30 and December 31, 2000, and any period of four consecutive fiscal quarters ending on or after March 31, 2001, (v) amended the covenant relating to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) such that the Company may not permit capital expenditures to exceed $25 million in any two consecutive fiscal quarters or $40 million in any four consecutive fiscal quarters commencing with fiscal quarter beginning January 1, 2000 and (vi) requires the Company to provide certain additional reports to the lenders. In addition, pursuant to the terms of the March 2000
Amendment, the lenders withdrew the consent granted to the Company in the December 1999 amendment to pursue the possible sale of the Company's audiovisual businesses.

In addition to the amendments and revised financial covenants described above, the March 2000 Amendment also included a consent by the lenders to allow the Company to proceed with the sale of its worldwide Communications Group (the "Communications Sale") and to pursue the sale of MES ( the "MES Sale"), provided that, in each case, certain timing requirements were met, minimum net proceeds exceeded a specific amount and 75% of the net proceeds of each such disposition would be applied to the prepayment of the Term Facility and the reduction of the commitment under the Revolving Facility. The Company consummated the Communications Sale on April 20, 2000, and consummated the MES Sale on May 9, 2000, and in connection therewith (i) repaid an aggregate of $38.0 million under the Term Facility thereby permanently reducing availability and outstanding amounts thereunder from $199.6 million to $161.6 million and (ii) repaid an aggregate of $47.5 million under the Revolving Facility, which resulted in a permanent reduction of the availability thereunder from $250.0 million to $202.5 million.

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

No fees were paid to the Company's lenders in connection with the March 2000 Amendment; however, pursuant to a deferred amendment fee letter entered into in connection with the March 2000 Amendment, the Company will be required to pay a fee equal to the greater of (A) not less than $2.5 million nor more than $12.5 million or (B) not less than 2.5% nor more than 12.5% of the net equity value (as defined in the deferred amendment fee letter) of the Company upon the occurrence of the earlier of (i) the maturity date of the Revolving Facility,
(ii) an event of default (as defined in the Credit Agreement), (iii) a sale of all or substantially all of the Company's assets, (iv) a sale of substantially all of the capital stock of the Company, or (v) the repayment of all amounts outstanding under the Credit Agreement (such events being referred to as a "Triggering Event"). The actual amount of such fee will be

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. DEBT (Continued)

determined on the date that a Triggering Event shall occur.

The maturity date of each of the Term Facility and the Revolving Facility is October, 2001. Interest on outstanding amounts under the Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either
(i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The applicable margins are subject to change based on the occurrence of certain events. Pursuant to the terms of the March 2000 Amendment, outstanding amounts under each of the Term Facility and Revolving Facility also accrue additional interest at a rate of 1 % per annum payable in arrears upon the termination of the Credit Agreement. The weighted average interest rate on outstanding debt at September 30, 2000 is 9.64%.


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

The Company believes it will be able to satisfy the financial and other covenants included in the Credit Agreement, as amended. As stated above, pursuant to the terms of the Credit Agreement, the entire principal on the Term Facility and the Revolving Facility is payable on October 1, 2001. With the foregoing in mind, the Company recognizes that it will be necessary to take actions to reduce its indebtedness or restructure the terms of such indebtedness under the Credit Agreement by assessing various refinancing options or obtaining a further amendment to the Company's existing Credit Agreement. There can be no assurance that the Company will be able to take such actions. In the event that the Company is unable to refinance the indebtedness under the Credit Agreement or restructure the terms thereof, then upon the maturity of the Term Facility and the Revolving Facility, the lenders would be entitled to exercise all or any of their rights or remedies. Any such exercise of rights and remedies would likely have a material adverse effect on the Company.

As  of  December  15,  2000,  the  Company  had  approximately   $356.5  million
outstanding under the Credit Agreement, of which $194.8 million was outstanding under the Revolving Facility. Cash on hand at such date was $11.3 million.

Fees of approximately $1.2 million, $1.4 million and $1.0 million were incurred in connection with the amendments made to the Credit Agreement in December, 1998, July, 1999, and December 1999, respectively. Such fees will be amortized over the remaining term of the Credit Agreement.

The Company has received a commitment letter from Chase Securities, Inc. and The Chase Manhattan Bank to structure, arrange and syndicate a senior revolving credit facility in an aggregate amount of up to $16 million, which would provide working capital to the Company in addition to the liquidity provided under the Company's existing Credit Agreement. Consummation of the financing under the proposed additional credit facility is conditioned upon, among other things, the consent of the requisite number of lenders under the Company's existing Credit Agreement, the execution of definitive financing documentation, the amendment of the terms of the Company's existing Credit Agreement and other conditions customary for transactions of this type. There can be no assurance that such conditions will be met and that such additional financing will be consummated.

10. CAPITAL STOCK

Effective as of January 1, 1996, the Board of Directors adopted a stock-based incentive plan, the Caribiner International, Inc. 1996 Stock Option Plan (the "1996 Option Plan"). On February 27, 1998 and March 16, 1999, the stockholders of the Company approved certain amendments to the 1996 Option Plan. Further, on June 28, 2000, the stockholders approved an Amended and Restated 1996 Stock Option Plan (the "Amended and Restated Option Plan"), which, among other things, amended the 1996 Stock Option Plan to permit the Company to issue shares of restricted common stock, as well as options to purchase common stock. The Amended and Restated Option Plan is not subject to the requirements of the Employee Retirement Income Security Act of 1974 as amended or qualified under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The Amended and Restated Option Plan is designed to: to optimize the profitability and growth of the Company through incentives which are consistent with the Company's goals and which link the personal interest of plan participants to the interests of the stockholders; to provide plan participants with an incentive for excellence

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. CAPITAL STOCK(Continued)


in individual performance; to promote teamwork among plan participants; to provide flexibility to the Company in its ability to motivate, attract, and retain the services of plan participants who make significant contributions to the Company's success; and, to allow Plan Participants to share in the success of the Company. The Amended and Restated Option Plan provides that an aggregate of 3,500,000 shares of the Company's common stock shall be available for grant (either in the form of stock options or shares of restricted stock), subject to authorization by the Compensation Committee of the Board of Directors. The option price per share under the Amended and Restated Option Plan is generally the market price of the common stock on the grant date. Generally, options granted under the Amended and Restated Option Plan vest over a period of three years from the grant date.

As of September 30, 2000, stock options to purchase an aggregate of 1,960,700 shares of Common Stock were outstanding, of which options to purchase 120,111 shares of Common Stock were vested and an aggregate of 666,000 shares of Restricted Common Stock were outstanding.

The Company applies the provisions of APB No. 25, Accounting for Stock Issued to
Employees,   in  accounting  for  its  stock-based   awards.   Accordingly,   no
compensation cost has been recognized for its stock option plans.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4% in 1998 and 6% in 1999 and 2000; a dividend yield of 0% in 1998, 1999 and 2000; volatility of 67.4% in 1998, 77.4% in 1999 and 156.1% in
2000, respectively, and an expected life of 5 years in 1998, 1999 and 2000.

Had the Company elected to apply the provisions of Statement of Financial Accounting Standards (SFAS No. 123), Accounting for Stock Based Compensation, net income would have been reduced by $823,000, or $0.03 per share and $1,372,000, or $0.06 per share, for fiscal years 1998 and 1999, respectively, and increased by $2,009,000, or $0.08 per share for the fiscal year ended September 30, 2000.

A summary of the status of the Company's option plans at September 30, 2000 and activity during the years ended September 30, 1998, 1999 and 2000 is as follows:





                                                      1998                     1999                   2000
                                                      ----                     ----                   ----
                                                WEIGHTED AVERAGE          WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                                ----------------          ----------------           ----------------
                                            SHARES    EXERCISE PRICE   SHARES  EXERCISE PRICE    SHARES       EXERCISE PRICE
                                            ------    --------------   ------  --------------    ------       --------------
                                                                      (IN THOUSANDS OF SHARES)
Outstanding at beginning of year.........      737        $23.22        1,048      $21.75        1,989            $9.23
Options granted..........................      561         20.25        2,024        8.68        1,644             0.51
Options exercised........................      (30)        23.38         --           --           --                --
Options forfeited/expired................     (220)        23.10       (1,083)      16.06       (1,672)            9.48
                                             -----         -----       -------       -----       ------            -----
Options outstanding at end of year.......    1,048         21.75        1,989        9.23        1,961             1.80
                                             -----         -----        -----        -----       ------            -----
Exercisable at end of year...............      275         20.69           67       16.52          120             9.39
                                             -----         -----        -----        -----       ------            -----
Weighted average fair value of options
  granted during the year................                  12.00                     5.80                          0.50
                                                           -----                     -----                         -----

A summary of information about stock options outstanding and options exercisable at September 30, 2000 is as follows (In thousands of shares):

                                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                                         --------------------                       -------------------
                                                       WEIGHTED AVERAGE     WEIGHTED AVERAGE               WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                     SHARES    REMAINING TERM       EXERCISE PRICE       SHARES    EXERCISE PRICE
------------------------                     ------    --------------       --------------       ------    --------------
$0.36 to $0.47............................   1,626         9.80                 $0.43             --            --
$6.66 to $7.63............................     309         7.56                  7.39            102           7.39
$20.63 to $21.94..........................      26         7.51                $20.73             18         $20.77
$0.36 to $21.94...........................   1,961         9.41                 $1.80            120          $9.39

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans covering all qualified employees. Effective January 1, 1997, the Company began matching $0.25 for each dollar contributed by an employee, up to a maximum of 3% of such employee's base compensation (subject to applicable limits under the Internal Revenue Code of 1986, as amended). In addition, the Company continues to maintain several existing defined contribution plans that it inherited in connection with its acquisition of Visual Action in December, 1997. Under such plans, the Company contributes varying amounts ranging from $0.25 to $0.50 for each dollar contributed by an employee to such plan up to a maximum of 4% of base salary. Company matching contributions during the years ended September 30, 1998, 1999 and 2000 totaled $0.4 million, $0.7 million and $0.7 million, respectively.


12. INCOME TAXES

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

Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 and September 30, 2000 are as follows:

                                                                   1999          2000
                                                                   ----          ----
                                                                     (IN THOUSANDS)
DEFERRED TAX ASSETS:
NOL and tax credit carryforwards............................     $23,900       $43,176
Accrued interest............................................         247           --
Allowance for doubtful accounts.............................         691         1,082
Restructuring and other reserves............................       1,791         6,297
                                                                 -------       -------
Total deferred tax assets...................................      26,629        50,555
Valuation allowance.........................................     (14,640)      (39,875)
                                                                 -------       -------
Net deferred tax assets.....................................      11,989        10,680

DEFERRED TAX LIABILITIES:

Tax over book depreciation and amortization.................       8,003         7,769
Adjustments for differences in basis of acquired assets.....       8,000         6,913
Amortization of intangibles.................................       3,653         3,193
Other.......................................................         225           155
                                                                 -------       -------
Total deferred tax liabilities..............................      19,881        18,030
                                                                 -------        ------
Net deferred tax liability/(asset)..........................      $7,892        $7,350
                                                                 =======        ======

At September 30, 2000, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $100.5 million, of which, $1.6 million expire in the years 2001 through 2007 and $98.9 million expire in the years 2019 and 2020. The Company also has tax loss carryforwards for state and local tax purposes. A valuation allowance has been recorded to the extent the Company believes the benefit from the tax loss carryforwards will not be realized. In addition, approximately $1.6 million of the NOL carryforwards may be subject to limitations under the change in ownership provisions of the Internal Revenue Code and may also be limited for state and local income tax purposes. The Company has not recorded any future benefit related to the usage of these NOL carryforwards.

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. INCOME TAXES (Continued)

Significant components of the provision for income taxes attributable to continuing operations are as follows:


                                                1998       1999       2000
                                               -----      -----       -----
                                                      (IN THOUSANDS)
Current:
  Federal.................................... $(6,992)   $(7,624)    $ --
  State......................................    (566)      (500)      --
  Foreign....................................  (2,938)    (3,325)      340
                                               ------    -------     ----
    Total current tax........................ (10,496)   (11,449)     340

Deferred:
  Federal...................................    1,345     (1,879)      --
  State.....................................     (992)       858       --
  Foreign...................................    1,201      1,275       --
                                              -------    --------    ----
    Total deferred tax......................    1,554        254       --
Total (benefit) provision for taxes.........  $(8,942)  $(11,195)    $340
                                              =======    =======     =====

For fiscal 1998 and 1999, a federal current tax benefit has been recorded to the extent the current year tax loss can be carried back and for a portion of the tax loss carried forward.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                              1998       1999          2000
                                                              ----       ----          ----
                                                                     (IN THOUSANDS)
Tax expense at statutory rate.............................. $(7,917)   $(24,745)   $(19,258)
State income tax expense/(benefit) (net of federal tax)....  (1,013)        233         --
Non-deductible goodwill amortization.......................     354       4,708       2,434
Non-deductible expenses....................................      42         478         682
Losses without benefit.....................................       8      10,461      16,472
Rate differential related to foreign operations............    (416)     (2,364)         10
Other......................................................                  34          --
                                                            -------    --------    --------
                                                            $(8,942)   $(11,195)       $340
                                                            =======    ========    =========

13. SEGMENT INFORMATION

In accordance with Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, set forth below is selected financial information about the Company's reportable operating segments.

Description of Segments

As described in Note 3, the company disposed of its Communications Group and MES segments in April, 2000 and May, 2000, respectively. During fiscal 2000, the Company's continuing audiovisual operations were comprised of three segments:
Presentation   Services  (formerly  known  as  Hotel  Services),   Audio  Visual
Headquarters (formerly known as Staging and Meeting Services) and Rental Services. Presentation Services provides audiovisual equipment rental services to hotels via an on-site presence of both equipment and technical support staff. Audio Visual Headquarters is a provider of audiovisual equipment, technical labor and related staging services to production companies and other corporations for use during meetings, trade shows, conventions and presentations. Rental Services is a remote full service provider on an as-needed basis to local and national corporations, convention centers and smaller hotels.

During fiscal 1999, the Company reorganized its audiovisual services businesses into the three segments discussed above. Prior to fiscal 1999, the Company operated the audiovisual services businesses on a combined basis. It is impracticable to furnish separate financial data relating to fiscal year 1998 in conformity with the current reporting segments within the audiovisual services group.

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. SEGMENT INFORMATION (Continued)

Measurement of Segment Profit or Loss

The Company evaluates performance based upon revenues, gross profit and profit or loss from operations before interest, income taxes, depreciation and amortization ("EBITDA"). The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Intradivision sales are recorded at the Company's costs; there is no intercompany profit or loss on intradivision sales.


YEAR ENDED SEPTEMBER 30, 1998 (AMOUNTS IN THOUSANDS)
                                                             AUDIO
                                                             VISUAL
                                                           ---------
Revenue................................................    $361,157
Gross Profit...........................................      86,626
EBITDA.................................................      38,548
Segment assets.........................................     143,697
Capital expenditures...................................      30,791

YEAR ENDED SEPTEMBER 30, 1999 (AMOUNTS IN THOUSANDS)

                                       AUDIO                          TOTAL
                      PRESENTATION     VISUAL     RENTALS             AUDIO
                        SERVICES    HEADQUARTERS  SERVICES  OTHER(a)  VISUAL
                        --------    ------------  --------  -------   ------
Revenue...............  $261,597      $89,390    $22,212   22,319   $395,518
Gross Profit..........    52,894        8,149      6,480    8,834     76,357
EBITDA................    37,142       11,416      4,176   (2,607)    50,127(b)
Segment assets........    87,192       32,161     12,771       --    132,124
Capital
  expenditures........    21,347        8,962      2,583      196     33,088


(a) Primarily represents the results of operations of the Company's design and installation business, which was disposed in June, 1999.

(b) Excludes $8.4 million in costs incurred during fiscal 1999 related to the Company's former Atlanta-based audiovisual headquarters.

YEAR ENDED SEPTEMBER 30, 2000 (AMOUNTS IN THOUSANDS)


                                           AUDIO
                        PRESENTATION       VISUAL     RENTALS
                          SERVICES      HEADQUARTERS  SERVICES     TOTAL
                          ---------     -----------   --------   ---------
Revenue.................  $314,231        $88,772    $23,783     $426,786
Gross Profit...........     61,671          8,273      4,311       74,255
EBITDA.................     43,542         12,878     (1,463)      54,957
Segment assets.........     86,580         32,036     11,667      130,283
Capital expenditures...     20,746          6,929      2,868       30,543

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. SEGMENT INFORMATION (Continued)


RECONCILIATIONS TO CONSOLIDATED STATEMENT OF OPERATIONS (AMOUNTS IN THOUSANDS)

                                                                          1998        1999        2000
                                                                          ----        ----        ----
Total external revenue for reportable segments.......................   $361,157   $386,891    $420,414
Intradivision revenue for reportable segments........................        601      8,627       6,372
Elimination of intradivision revenue.................................       (601)    (8,627)     (6,372)
                                                                        ---------   --------    -------
   Total consolidated revenue........................................   $361,157    $386,891   $420,414
                                                                        ========    ========   ========
Total "EBITDA" for reportable segments...............................    $38,548     $50,127    $54,957
Rental equipment write-downs included in cost of rental revenue......        --       (3,700)    (4,715)
Restructuring charge.................................................     (4,364)     (8,880)       --
Loss on disposal of assets...........................................        --      (16,500)    (3,000)
Reserves/write-offs relating to accounts receivable..................        --       (6,167)       --
Costs related to the former Atlanta-based audiovisual headquarters...        --       (8,407)       --
Corporate reorganization and other costs.............................        --          --     (11,005)
Corporate expenses...................................................     (5,378)    (12,592)    (9,493)
                                                                         -------    --------    -------
Total operating income (loss) before depreciation and amortization
   expense...........................................................     28,806      (6,119)    26,744
Depreciation and amortization expense,
   including depreciation in cost of revenue.........................     26,617      29,364     35,461
                                                                         -------     -------    -------
   Total operating income (loss) from continuing operations..........     $2,189    $(35,483)   $(8,717)
                                                                         =======     ========   ========
RECONCILIATIONS TO CONSOLIDATED BALANCE SHEETS (AMOUNTS IN THOUSANDS)
                                                                          1998       1999       2000
                                                                           ----      ----       ----
Total assets for reportable segments................................    $143,697    $132,124   $130,284
Goodwill, net.......................................................     419,581     409,204    272,009
Corporate and other assets..........................................       3,983      12,558     11,996
Assets of discontinued operations...................................     130,688     105,583        --
                                                                        --------    --------   --------
   Total consolidated assets........................................    $697,949    $659,469   $414,289
                                                                        ========    ========   ========
RECONCILIATIONS TO CONSOLIDATED CAPITAL EXPENDITURES
                                                                          1998       1999       2000
                                                                          ----       ----       ----

Total capital expenditures for reportable segments.................      $30,791    $33,088     $30,543
Capital expenditures for discontinued operations...................       15,663     11,420       5,875
Corporate capital expenditures.....................................          --         902         397
                                                                         -------    -------     -------
   Total consolidated capital expenditures.........................      $46,454    $45,410     $36,815
                                                                         =======    ========    =======

14. COMMITMENTS AND CONTINGENCIES

Minimum annual rentals under noncancelable leases, excluding escalations based upon increases in real estate taxes and operating expenses, are payable as follows, for the year ended September 30, 2001--$6.6 million; 2002--$4.7 million; 2003--$3.5 million; 2004--$2.3 million; 2005--$1.5 million;
thereafter--$0.7 million; totaling $19.3 million.

Rent expense charged to operations in fiscal 1998, fiscal 1999 and fiscal 2000 was $3.5 million, $4.6 million and $5.8 million, respectively.

On March 25, 1999, a shareholder class action was filed in the United States District Court for the Southern District of New York (the "Southern District") against the Company and certain of its current and former officers and one of its directors. On May 7, 1999, a shareholder class action substantially identical to the March 25th action was filed in the Southern District against the Company and the same individuals named in the March 25th action. Both lawsuits allege, among other things, that defendants misrepresented the

                        AUDIO VISUAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Company's ability to integrate various companies it was acquiring and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The lawsuits seek unspecified money damages, plus costs and expenses, including attorneys' fees and expert fees. In November, 1999, the Court issued an order consolidating the lawsuits into a single action and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated amended complaint in January 2000. In February 2000, the Company filed a motion to dismiss the consolidated amended complaint.

Although the Company believes it has meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement in principle in late June, 2000 to settle the class action which was announced on July 20, 2000. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid in its entirety by the Company's insurance carrier. The terms of the settlement are subject to, among other things, court approval and execution of definitive settlement documentation.

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

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid was $21.9 million, $33.5 million and $46.7 during the years ended September 30, 1998, 1999 and 2000, respectively. Taxes paid were $12.2 million and $0.3 million during the years ended September 30, 1998 and 2000 respectively. No taxes were paid during the year ended September 30, 1999.

16. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        1998         1999          2000
                                                                                        ----         ----          ----

                                                                                          (AMOUNTS IN THOUSANDS,
                                                                                         EXCEPT PER SHARE AMOUNTS)
Net income for basic and diluted earnings per share:
   Income (loss) from continuing operations....................................... $(13,677)        $(59,506)   $ (55,365)
Discontinued operations:
   Income (loss) from operations (net of income taxes)............................   14,612            7,213      (16,458)
   Loss on disposal of assets.....................................................       --               --      (40,313)
                                                                                   --------         --------    ----------
    Income (loss) from discontinued operations....................................   14,612            7,213      (56,771)
    Extraordinary charge..........................................................      605               --           --
    Net income (loss).............................................................     $330         $(52,293)   $(112,136)
                                                                                   ========         =========   ==========
Weighted average shares of common stock outstanding:
   Weighted average shares of common stock outstanding for basic
      earnings per share..........................................................   23,616           23,695       23,857
   Effect of stock options........................................................       --              --           --
                                                                                   --------        ---------    ---------
   Weighted average shares of common stock outstanding for diluted
      earnings per share..........................................................   23,616           23,695       23,857
                                                                                   ========         ========    =========
Basic and diluted earnings (loss) per share:
   Income (loss) from continuing operations before extraordinary charge...........   $(0.58)          $(2.51)      $(2.32)
   Income (loss) from discontinued operations (net of income taxes)...............     0.62             0.30       $(2.38)
   Extraordinary charge...........................................................    (0.03)              --           --
                                                                                    --------        --------    ----------
   Net income.....................................................................    $0.01          $(2.21)      $(4.70)
                                                                                    ========        ========    ==========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See  "Executive  Officers and  Directors of the Company" set forth in Item 4A of
Part I hereto.

Based solely upon review of the Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(c) promulgated under the Exchange Act, the Company is not aware of any failure of any officer, director or beneficial owner of more than 10% of the Common Stock to timely file with the Securities and Exchange Commission any Form 3, 4 or 5 in respect of the Company during fiscal year 2000, except for (i) each of Bryan D. Langton and C. Anthony Wainwright, directors of the Corporation, each of whom did not file a report on Form 5 in respect of shares issued to them in fiscal 1999 under the Corporation's Non-Employee Directors Stock Plan, as amended, and subsequently made such disclosure on a Form 5 filed in respect of transactions in the Corporation's equity securities during fiscal 2000, (ii) each of Michael J. O'Brien and Kenneth R. Sanders, Executive Vice Presidents of the Corporation, each of whom did not file a report on Form 3 and subsequently made the disclosures required on such form on a Form 5, and (iii) John C. Voaden, an Executive Vice President of the Corporation, who did not file a report on Form 5 in respect of options granted to him in fiscal 1999 under the Corporation's
Amended and Restated 1996 Stock Option Plan and subsequently made such disclosure on a Form 5 filed in respect of transactions in the Corporation's equity securities during fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company and its subsidiaries in all capacities for the fiscal years ended September 30, 1998, 1999 and 2000, by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                 ----------------------------
                                                                ANNUAL
                                                             COMPENSATION         RESTRICTED     SECURITIES
                                                          ------------------        STOCK        UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                               SALARY       BONUS        AWARDS        OPTIONS     COMPENSATION
---------------------------                               ------       -----       --------      -----------   ------------
Robert K. Ellis(1)
Chairman of the Board and Chief Executive
     Officer of the Company
     2000........................................       $245,000     $122,500     $100,500(7)    470,000            --

Digby J. Davies(2)
President, Acting Chief Financial Officer and
  Chief Operating Officer of the Company
     2000........................................       $195,000      $97,500      $80,625(7)    375,000            --

Michael J. O'Brien(3)
Executive Vice President of the Company and
  Chief Executive Officer of Audio Visual
    Headquarters
     2000........................................       $291,800     $283,160      $22,875(7)     73,000            --
     1999........................................       $207,072     $103,950           --            --            --
     1998........................................       $269,322     $120,476           --        20,000            --

Kenneth R. Sanders(4)
Executive Vice President of the Company and
  Chief Operating Officer of Presentation Services
     2000........................................       $253,334     $250,141      $22,875(7)     73,000        43,000(8)
     1999........................................       $210,420      $65,030           --        60,000            --
     1998........................................       $160,643      $80,245           --            --            --

John C. Voaden(5)
Executive Vice President of the Company and
  Chief Executive Officer of Presentation Services
     2000........................................       $264,105      $50,000      $22,875(7)     73,000            --
     1999........................................         93,819       50,000           --        75,000            --

Christopher A. Sinclair(6)
Former Chairman of the Board, President and Chief
  Executive Officer of the Company
   2000..........................................       $375,887      250,000           --            --        700,000(9)
   1999...........................................      $326,923      250,000           --       600,000            --


Footnotes to Summary Compensation Table

(1)  Mr. Ellis commenced his employment with the Company in April, 2000.
(2)  Mr. Davies commenced his employment with the Company in April, 2000.
(3) Mr. O'Brien was appointed Executive Vice President of the Company in May 2000 and during 1999 and 1998, Mr. O'Brien served as the Chief Executive Officer of Audio Visual Headquarters.
(4) Mr. Sanders was appointed Executive Vice President of the Company in July 2000, prior thereto and during 1999 and 1998, Mr. Sanders served as Senior Vice President and Executive Vice President of Presentation Services.
(5)  Mr. Voaden commenced his employment with the Company on May 3, 1999.
(6) Mr. Sinclair served as President and Chief Executive Officer of the Company from December 21, 1998 through May 15, 2000.
(7) The Company granted to each of Messrs. Ellis and Davies 268,000 shares and 215,000 shares, respectively, of restricted stock under the Company's Amended and Restated 1996 Stock Option Plan. Such shares vest in their entirety on April 4, 2002. The Company granted to each of Messrs. O'Brien, Sanders and Voaden 61,000 shares of Restricted Stock, which also vest in their entirety on April 4, 2002. The value of the Restricted Stock for each of the Named Executives, based upon a closing price of $0.50 per share on September 29, 2000, for each of Messrs. Ellis and Davies was $134,000 and $107,500, respectively, and for each of Messrs. O'Brien, Sanders and Voaden was $30,500.
(8) All other compensations consists of payments made to Mr. Sanders in connection with vacation accruals.
(9) All other compensation consists of severance payments made to Mr. Sinclair in connection with the termination of his employment with the Company.

OPTION GRANTS

The following table sets forth the grants of options with respect to Common Stock during the year ended September 30, 2000, to the Named Executive Officers:


                                         OPTION GRANTS IN LAST FISCAL YEAR

                        INDIVIDUAL GRANTS                               POTENTIAL REALIZABLE
                        -----------------                                 VALUE AT ASSUMED
                                                                       ANNUAL RATES OF STOCK
                                 % OF TOTAL                            PRICE APPRECIATION FOR
                                 OPTIONS                                    OPTION TERM
                                 GRANTED TO      EXERCISE OR           ----------------------
                     OPTIONS     EMPLOYEES IN    BASE PRICE  EXPIRATION
NAME                 GRANTED     FISCAL YEAR     PER SHARE      DATE       5%        10%
----                 -------     -----------     ---------      ----       --        ---
Robert K. Ellis      470,000(a)      28.9         $0.46875     6/28/10    $138,553  $351,121
Digby J. Davies      375,000(a)      23.1          0.46875     6/28/10     110,548   280,150
Michael J. O'Brien    73,000(a)       4.5          0.46875     6/28/10      21,520    54,536
Kenneth R. Sanders    73,000(a)       4.5          0.46875     6/28/10      21,520    54,536
John C. Voaden        73,000(a)       4.5          0.46875     6/28/10      21,520    54,536


(a) Such options vest in their entirety on April 4, 2002.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Messrs. Ellis, Davies, O'Brien, Sanders and Voaden. Each of Messrs. Ellis's and Davies's employment agreements expires on April 5, 2002, provided that the term of each such agreement shall be extended for successive periods of one year, unless at least one year prior to the end of the initial term or any renewal term either party has given the other party notice of its intention to terminate the agreement. Messrs. O'Brien, Sanders and Voaden are employed by the Company on an "at will" basis, and their respective employment may be terminated by the Company upon notice.

The annual base salary of Messrs. Ellis, Davies, O'Brien, Sanders and Voaden currently is $500,000, $400,000, $290,000, $250,000 and $250,000, respectively.
Each executive is also entitled to fringe benefits and to an annual bonus based on Company performance against targets and the fulfillment of certain management objectives established by the Board each year. Pursuant to the terms of their respective employment agreements, during the first 18 months of the initial term of their employment with the Company, the Company is required to pay the Messrs. Ellis and Davies, a guaranteed bonus of $250,000 per annum and $200,000 per annum, respectively, payable in each case monthly in arrears. Pursuant to the terms of their respective employment agreements, the Company is required to pay to Messrs. O'Brien, Sanders and Voaden a minimum bonus of $58,000, $52,400, $50,000, respectively, for the fiscal year ended September 30, 2000. Under each agreement the Board is to review the employee's salary at least annually and the salary amounts may be increased in the Board's discretion.

Each executive may be terminated for "cause" (as defined in the agreements), with all compensation ceasing. Under the employment agreement for each of Messrs. Ellis and Davies, if the executive is terminated without cause or if he resigns for "good reason" (as defined), the executive is entitled to full compensation and benefits for the remaining term of the agreement. "Good reason" includes, in the case of each of Messrs. Ellis and Davies, a change in control (as defined) of the Company. Under the employment agreements for each of Messrs. O'Brien, Sanders and Voaden, if the executive is terminated without cause or if he resigns for "good reason" (as defined in their respective employment agreements), the executive is entitled to a payment equal to 12 months annual base salary and any annual bonus to which the executive may be entitled in respect only of the fiscal year of the Company in which such termination or resignation, as the case may be, occurs and further prorated by reference to the number of days actually worked by the executive in such fiscal year.

Each employment agreement also contains provisions concerning the grant of Restricted Stock and Stock Options. The grant of Stock Options and Restricted Stock is further subject to the terms and conditions of a Restricted Stock Agreement and Stock Option Agreement, which were executed by and between each of Messrs. Ellis, Davies, O'Brien, Sanders and Voaden and the Company. In connection with the grant of Stock Options and Restricted Stock, the Company also agreed that in the event there is a Change in Control (as defined in the Company's Amended and Restated 1996 Stock Option Plan) and the aggregate value of Stock Options and Restricted Stock on the date of the consummation of a Change in Control is less than $1,000,000 in the case of each of Messrs. Ellis and Davies, and $250,000 in the case of each of Messrs. O'Brien, Sanders and Voaden, the Company shall be required to pay each of them within sixty (60) days thereafter the amount by which the aggregate value is less than $1,000,000 or $250,000, as the case may be.

Each employment agreement includes provisions restricting the executive's ability to compete with the Company and solicit the clients and employees of the Company following termination of employment. Each employment agreement also provides that in the event of the employee's death, the employee's beneficiary will receive a payment equal to four months' base salary.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

The Board of Directors has an audit committee and a compensation committee. The Board of Directors does not presently have a nominating committee or other committee performing a similar function.

At present, the Board of Directors of the Company is composed of six directors. Pursuant to the terms of a stockholders agreement, dated as of March 15, 1996 (the "Stockholders Agreement"), subject to certain conditions, Warburg, Pincus Investors, L.P. ("Warburg") currently has the right to designate up to two persons for nomination to the Board. See "Certain Relationships and Transactions with Related Persons--Stockholders Agreement." The designee of Warburg is Mr. Libowitz. In addition, Mr. Cook, a director of the Company since 1992, is a Senior Adviser to EMW LLC and a former Managing Director of EMW LLC. The Board of Directors held seven (7) meetings during fiscal 2000.

The Compensation Committee of the Board of Directors of the Company determines the salaries and bonuses of the Company's executive officers and administers the Company's Amended and Restated 1996 Option Plan. During the Company's last completed fiscal year Errol M. Cook served as Chairman of the Compensation Committee, and each of Bryan D. Langton, David E. Libowitz and C. Anthony Wainwright served as members of the Compensation Committee. The Compensation Committee held four (4) meetings during fiscal 2000.

The Audit Committee of the Board of Directors recommends the appointment of auditors and oversees the accounting and audit functions of the Company. During the Company's last completed fiscal year Bryan D. Langton served as Chairman of the Audit Committee, and C. Anthony Wainwright served as a member of the Audit Committee. The Audit Committee held four (4) meetings during fiscal 2000.

None of the members of the Board of Directors failed during fiscal 2000 to attend at least 75 percent of the aggregate of: (1) the total number of meetings of the Board of Directors held during the period for which he was a director; and (2) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he served.

Compensation of Directors

Directors who are not employees or officers of the Company receive cash compensation of $12,500 per annum payable quarterly in arrears. In addition, non-employee directors receive $1,000 for each meeting of the Board or meeting of a committee of the Board that they attend in person and $750 for each meeting of the Board or meeting of a committee of the Board that they attend telephonically. Mr. Libowitz has waived his right to receive any compensation. Directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for services as a director.

Effective March 11, 1996, the Company adopted the Non-Employee Directors' Stock Plan, pursuant to which the Company awards directors (other than (i) directors affiliated with Warburg, who have waived their right to receive any compensation, (ii) Errol Cook, who has waived his right to receive shares under such plan, or (iii) directors who are employees of the Company) upon their becoming a director and on each anniversary thereof shares of Common Stock having a market value of $12,500. The Non-Employee Directors' Stock Plan, as amended, provides that the maximum number of shares of Common Stock available for issue under the plan is 100,000 shares (of which 20,866 shares have been issued), subject to adjustment to prevent dilution or expansion of rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        SECURITIES BENEFICIALLY OWNED BY
                      PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 12, 2000 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.



                                                                           BENEFICIAL
                                                                           OWNERSHIP(1)
                                                                          -------------
                                                                   NUMBER OF
                                                                   SHARES OF       PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                             COMMON STOCK      COMMON STOCK
------------------------------------                             ------------      ------------
5% HOLDERS

Warburg, Pincus Investors, L.P.(2)..........................      6,664,236(3)            26.6%
   466 Lexington Avenue
   10th Floor
   New York, New York 10017

State of Wisconsin Investment Board.........................      2,820,000(4)            11.3
   P.O. Box 7842
   Madison, Wisconsin 53707

Lord, Abbett & Co.
   767 Fifth Avenue
   New York, New York 10153.................................      2,399,797(5)             9.6

Raymond S. Ingleby..........................................      1,724,549(3)(6)          6.9
c/o Fylde Office Services Bureau
      28 Orchard Road
      St. Annes-on-Sea
      Lancashire FY8 1PF
      England

DIRECTORS AND EXECUTIVE OFFICERS

Digby J. Davies.............................................       348,200 (7)(8)         1.4
Robert K. Ellis.............................................       401,200 (8)(9)         1.6
Michael J. O'Brien..........................................       194,200 (8)(10)          *
Kenneth R. Sanders..........................................       194,200 (8)(10)          *
John C. Voaden..............................................       194,200 (8)(10)          *
Errol M. Cook(2)............................................         1,625                  *
Bryan D. Langton............................................        36,197 (11)             *
David E. Libowitz(2)........................................     6,664,236  (3)          26.6
C. Anthony Wainwright.......................................         9,669                  *
All executive officers and directors as a group (9 persons).     7,377,727               29.4

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

(2) The sole general partner of Warburg, Pincus Investors, L.P. ("Warburg") is Warburg Pincus & Co., a New York general partnership ("WP"). EMW LLC manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control each of WP and EMW LLC. David E. Libowitz, a director of the Company, is a Managing Director and member of

     EMW LLC, and a general partner of WP. As such, Mr. Libowitz may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares of Common Stock beneficially owned by Warburg. Mr. Errol M. Cook, a director of the Company, is a Senior Adviser to EMW LLC. Each of Messrs. Cook and Libowitz disclaims "beneficial ownership" of the Common Stock owned by Warburg within the meaning of Rule 13d-3 under the Exchange Act. (Footnotes continued on next page)

(Footnotes continued from previous page)

(3) Includes 400,000 shares of Common Stock pledged to Warburg by Raymond S. Ingleby in connection with loan made by Warburg to Mr. Ingleby. Mr. Ingleby has sole voting power in respect of such pledged shares. Includes 666,000 shares of Common Stock pledged to Warburg by Voltaire Investments LLC ("Voltaire") as security in connection with the sale of such shares to Voltaire by Warburg. Voltaire has sole voting power in respect of such pledged shares.

(4) As disclosed in Amendment  No. 2, dated August 10, 2000, to  Schedule 13G.

(5) As disclosed in Amendment No.2, dated January 19, 2000 to Schedule 13G.

(6) Includes 85,000 shares held of record by the Raymond and Leigh Ingleby Foundation, Inc.

(7) Includes    215,000   shares  of  Common  Stock   issued   pursuant  to  the
    Corporation's   Amended and  Restated  1996 Stock  Option Plan (the  "Option
    Plan"), which shares vest and become non-forfeitable on April 4, 2002.

(8) Includes 133,200 shares owned by Voltaire, of which such person is a member. Such shares represent individual's pro rata economic interest in shares that are owned by Voltaire. Shares have been pledged to Warburg by Voltaire as security in connection with the sale of such shares to Voltaire by Warburg.

(9) Includes 268,000 shares of Common Stock issued pursuant to the Option Plan, which shares vest and become non-forfeitable on April 4, 2002.

(10)Includes 61,000 shares of Common Stock issued pursuant to the Option Plan, which shares vest and become non-forfeitable on April 4, 2002.

(11)Includes   presently   exercisable   options to  purchase 18,000  shares of
    Common Stock at $21.3125  per share, which expire in November, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH RELATED PERSONS

STOCKHOLDERS AGREEMENT

Upon completion of the initial public offering of the Company's Common Stock in March, 1996, the Company entered into the Stockholders Agreement with Warburg and Raymond S. Ingleby. The Stockholders Agreement contains, among other things, various terms regarding nominations for the Company's Board of Directors and certain registration rights granted by the Company. Pursuant to the terms of the Stockholders Agreement, for so long as Warburg beneficially owns at least 20% or 10% of the outstanding shares of Common Stock, it will have the right to designate two nominees or one nominee, respectively, for director. The Stockholders Agreement also provides that for so long as Mr. Ingleby shall hold office as the Chairman and Chief Executive Officer of the Company, he will have the right to be designated as a nominee for director. In December, 1998, Mr. Ingleby resigned from the position of Chief Executive Officer of the Company and in May, 1999, Mr. Ingleby resigned as Chairman of the Company. Accordingly, Mr. Ingleby no longer has the automatic right to such nomination.

Additionally, the Stockholders Agreement provides that Warburg is entitled to three "demand" registrations, which may be exercised at any time. The Stockholders Agreement also provides that Raymond S. Ingleby will be entitled to one "demand" registration with respect to not less than 50% of the number of shares of Common Stock that he beneficially owned immediately prior to the completion of such initial public offering (i.e., 1,396,356 shares), provided that Mr. Ingleby may not exercise such "demand" until the earliest of (i) six months after the effective date of a registration statement filed by the Company in respect of shares of Common Stock owned by Warburg, (ii) the distribution by Warburg of shares of Common Stock to its partners and (iii) March 15, 2001. In July, 1997, Warburg made a distribution of shares of Common Stock to its partners, thereby triggering Mr. Ingleby's right to exercise such "demand." Mr. Ingleby is also entitled to "piggyback" registration rights in the event that Warburg exercises a "demand" registration. In addition, the Stockholders Agreement grants to Mr. Ingleby certain co-sale rights in the event that Warburg sells, transfers or otherwise disposes of any shares of its Common Stock.

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

       (b) Reports on Form 8-K

             None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON DECEMBER 28, 2000.

                                              AUDIO VISUAL SERVICES CORPORATION
                                                        (Registrant)

                                              By: /s/ Digby J. Davies
                                              ------------------------------
                                              President, Chief Operating Officer
                                              and Acting Chief Financial Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS

AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        SIGNATURE                      TITLE                                          DATE
        ---------                      -----                                          ----
 /s/ ROBERT K. ELLIS        Chairman of the Board and Chief Executive             December 28, 2000
-------------------------   Officer (Principal executive Officer)
     Robert K. Ellis

/s/ DIGBY J. DAVIES         Director, President, Chief Operating Officer          December 28, 2000
-------------------------   and Acting Chief Financial Officer (Principal
    Digby J. Davies         Financial and Accounting Officer)


/s/ ERROL M. COOK           Director                                              December 28, 2000
-------------------------
    Errol M. Cook

/s/ BRYAN D. LANGTON        Director                                              December 28, 2000
-------------------------
    Bryan D. Langton

/s/ DAVID E. LIBOWITZ       Director                                              December 28, 2000
-------------------------
    David E. Libowitz

/s/ C. ANTHONY WAINWRIGHT   Director                                              December 28, 2000
-------------------------
    C. Anthony Wainwright

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
------     -----------------------
  3.1       --    Restated Certificate of Incorporation of the Company, filed March 15, 1996, with the Secretary of
                  State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly Report on
                  Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).
  3.2       --    Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed
                  March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).
  3.3       --    Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of the Company, filed June 29,  2000,  with the  Secretary  of the  State  of  Delaware  (filed  as  exhibit  3.3 to the
                  Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).
  3.4       --    Third Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).
    4       --    Specimen of Certificate of Common Stock of the Company (filed as Exhibit 4 to the Company's
                  Registration Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
 10.1       --    Amended and Restated 1996 Stock Option Plan (filed as exhibit 10.7 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).
+10.2       --    Form of Stock Option Agreement for executive management in connection with Amended and Restated 1996
                  Stock Option Plan.
+10.3       --    Form of Restricted Stock Agreement for each of Robert K. Ellis and Digby J. Davies in connection with the Amended and Restated 1996 Stock Option Plan.
+10.4       --    Form of Restricted Stock Agreement for each of Michael O'Brien, Kenneth R. Sanders and John C. Voaden in
                  connection with the Amended and Restated 1996 Stock Option Plan.
 10.5       --    Non-Employee Directors' Stock Plan of the Registrant (filed as an exhibit to the Company's Registration
                  Statement on Form S-1 (Registration No. 33-80481) and incorporated herein by reference).
+10.6       --    Employment Agreement, dated as of April 5, 2000, by and between the Company and Robert K. Ellis (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 2000 and incorporated herein by reference).
+10.7       --    Employment Agreement, dated as of April 5, 2000, by and between the Company and Digby J. Davies (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 2000 and incorporated herein by reference).
+10.8       --    Employment Agreement, dated August 29, 2000, by and between the Company and Michael J. O'Brien.
+10.9       --    Employment Agreement, dated August 29, 2000, by and between the Company and Kenneth R. Sanders.
+10.10      --    Employment Agreement, dated August 29, 2000, by and between the Company and John C. Voaden.
 10.11      --    Credit Agreement, dated as of October 28, 1997 (the "Credit Agreement"), among the Company,
                  Company, Inc., the several lenders named therein and the Chase Manhattan Bank, as Administrative
                  Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).
 10.12      --    First Amendment and Agreement, dated as of March 31, 1998, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
 10.13      --    Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).
 10.14      --    Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1999 and incorporated herein by reference).
 10.15      --    Fourth Amendment, Consent and Waiver, dated as of December 23, 1999, to the Credit Agreement
                  (schedules and exhibits omitted--the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended September 30, 1999 and incorporated herein by reference).
 10.16      --    Fifth Amendment, Consent and Agreement, dated as of March 31, 2000, to the Credit Agreement (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the commission upon request) (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference).
 10.17      --    Stockholders Agreement, dated as of March 15, 1996, among the Company, Warburg, Pincus Investors,
                  L.P. and Raymond S. Ingleby (filed as an exhibit to the Company's Registration Statement on Form
                  S-1 (Registration No. 33-80481) and incorporated herein by reference).
   21       --    Subsidiaries of the Company.
   23       --    Consent of Ernst & Young LLP.
   27       --    Financial Data Schedule.

   + Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(a) (3) of the requirements to Form 10-K.
                                                                             44