Form 10-Q
period 2000-12-31
AUDIO VISUAL SERVICES CORP
filed 2001-02-14
CIK 1005015

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2000 TO DECEMBER 31, 2000

                         COMMISSION FILE NUMBER: 1-14234


                        AUDIO VISUAL SERVICES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  13-3466655
                --------                                  ----------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


           111 WEST OCEAN BOULEVARD, SUITE 1110, LONG BEACH, CA 90802
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes /X/ No / /

The registrant had 25,057,346 shares of Common Stock (par value $0.01 per share) outstanding as of February 12, 2001.

                                      INDEX

PART I.    Financial Information
Item 1.               Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of
                      December 31, 2000 and September 30, 2000................................ 2

                      Consolidated Statements of Operations for
                      the three months ended December 31, 2000 and 1999....................... 3

                      Consolidated Statements of Cash Flows for
                      the three months ended December 31, 2000 and 1999....................... 4

                      Consolidated Statement of Changes in Stockholders'
                      Equity for the three months ended December 31, 2000 and 1999............ 5

                      Notes to Consolidated Financial Statements.............................. 6

Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........................  8

PART II. Other Information

Item 1.               Legal Proceedings....................................................... 11

Item 2.               Changes in Securities................................................... 11

Item 5.               Other Information....................................................... 11

Item 6.               Exhibits and Reports on Form 8-K........................................ 12

SIGNATURES.................................................................................... 14

                        Audio Visual Services Corporation
                           Consolidated Balance Sheets

                                                                                             December 31,      September 30,
                                                                                                2000               2000
                                                                                             (unaudited)         (note 1)
                                                                                             -----------       ------------
ASSETS
                                                                                                 (amounts in thousands)
Current Assets:

Cash and cash equivalents ..............................................................       $7,398              $1,272
Trade accounts receivable - net of allowance for doubtful
     accounts of $4,220 and $4,310 at December 31, 2000 and
     September 30, 2000, respectively ..................................................       41,168              47,585
Prepaid expenses and other current assets ..............................................       13,500              14,782
                                                                                             --------            --------
             Total Current Assets ......................................................       62,066              63,639

Property and equipment - net ...........................................................       66,139              68,103
Goodwill - net .........................................................................      269,740             272,009
Other assets ...........................................................................       11,350              10,538
                                                                                             --------            --------

             TOTAL ASSETS ..............................................................     $409,295            $414,289
                                                                                             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Bank debt ..............................................................................      356,456                  --
Trade accounts payable .................................................................        6,679              13,249
Accrued expenses and other current liabilities .........................................       36,993              38,427
Taxes payable ..........................................................................        1,337                 830
                                                                                             --------            --------

Total Current Liabilities ..............................................................      401,465              52,506

Long-term debt .........................................................................           --             344,957
Deferred tax liability .................................................................        7,350               7,350
Other liabilities ......................................................................        1,651               1,922
                                                                                             --------            --------

             TOTAL LIABILITIES .........................................................      410,466             406,735

Stockholders' (Deficit) Equity:

Preferred stock, $0.01 par value:
     2,000 shares authorized, none issued and outstanding at
     December 31, 2000 and September 30, 2000, respectively ............................           --                  --
Common stock, $0.01 par value:
     40,000 voting shares authorized 25,057 and 24,568 shares
     issued and outstanding at December 31, 2000 and
     September 30, 2000, respectively ..................................................          251                 246
Additional paid-in capital .............................................................      168,344             168,170
Accumulated other comprehensive loss ...................................................       (6,697)             (7,828)
Deferred compensation ..................................................................         (389)               (250)
Accumulated deficit ....................................................................     (162,680)           (152,784)
                                                                                             --------            --------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY ...................................................      (1,171)               7,554
                                                                                             --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY ...................................     $409,295            $414,289
                                                                                             ========            ========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                      Consolidated Statements of Operations
                           For the Three Months Ended
                                   (unaudited)

                                                                                                    December 31,
        `                                                                                 ------------------------------
                                                                                          2000                      1999
                                                                                          ----                      ----

Revenue ........................................................................        $106,088                  $ 98,776

Cost of revenue ................................................................          88,520                    82,028
                                                                                        --------                  --------

Gross profit ...................................................................          17,568                    16,748
                                                                                        --------                  --------

Operating expenses:
          Selling, general and administrative expenses .........................          11,167                    11,146
          Depreciation and amortization ........................................           3,335                     2,817
                                                                                        --------                  --------

                            Total operating expenses ...........................          14,502                    13,963
                                                                                        --------                  --------

Operating income ...............................................................           3,066                     2,785


Interest expense, net ..........................................................          12,777                    10,603
                                                                                        --------                  --------


Loss from continuing operations before taxes                                              (9,711)                   (7,818)

      Provision for taxes ......................................................            (185)                       --
                                                                                        --------                  --------
Loss from continuing operations ................................................          (9,896)                   (7,818)

Discontinued operations
      Loss from operations (less income taxes) .................................              --                    (6,314)
                                                                                        --------                  --------
Net loss .......................................................................         $(9,896)                 $(14,132)
                                                                                        ========                  ========

Basic and diluted loss per common share:

          Loss from continuing operations ......................................          $(0.40)                   $(0.33)
          Loss from discontinued operations, net of tax ........................              --                     (0.27)
                                                                                        --------                  --------

Net loss per common share ......................................................          $(0.40)                   $(0.60)
                                                                                        ========                  ========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                                   (unaudited)

                                                                                                    December 31,
                                                                                         --------------------------------
                                                                                         2000                        1999
                                                                                         ----                        ----

                                                                                              (amounts in thousands)
Cash flows from operating activities:
          Net loss .................................................................    $(9,896)                   $(14,132)

          Adjustments to reconcile net income to net cash used in operating activities:

                 Depreciation and amortization .....................................      9,221                      11,802
                 Fixed asset write-off .............................................        117                          --
                 Deferred Compensation related to Restricted Stock .................         40                          --

          Change in assets and liabilities:

                 Decrease (increase) in trade accounts receivable ..................      6,417                        (298)
                 Increase in deferred charges.......................................         --                      (3,413)
                 Decrease in prepaid expenses and
                     other current assets ..........................................      1,281                       2,252
                 Decrease (increase) in other assets ...............................       (812)                        382
                 Increase (decrease) in trade accounts payable .....................     (6,570)                      4,522
                 Increase in deferred income .......................................         --                      13,557
                 Increase (decrease) in accrued expenses and
                     other liabilities .............................................       (881)                    (11,216)
                 Increase (decrease) in taxes payable ..............................        506                        (996)
                                                                                        -------                    --------

          Net cash provided by (used in) operating activities ......................       (577)                      2,460
                                                                                        -------                    --------

Cash flow used in investing activities:

                 Purchase of property and equipment ................................     (4,805)                    (12,994)
                                                                                        -------                    --------
          Net cash used in investing activities ....................................     (4,805)                    (12,994)
                                                                                        -------                    --------

Cash flow provided by financing activities:

                 Repayments of long-term debt ......................................         --                     (29,919)
                 Proceeds from long-term debt ......................................     11,500                      37,775
                                                                                        -------                    --------
          Net cash provided by financing activities ................................     11,500                       7,856
                                                                                        -------                    --------

Translation effect on cash and cash equivalents ....................................          8                       1,003

Net decrease in cash ...............................................................      6,126                      (1,675)
Cash, beginning of period ..........................................................      1,272                       1,675
                                                                                        -------                    --------

Cash, end of period ................................................................      7,398                       -----
                                                                                        -------                    --------

Supplemental disclosure of cash flow information:

                     Interest paid .................................................     $8,616                     $12,286
                                                                                        =======                    ========

                     Income taxes paid .............................................     $   --                        $180
                                                                                        =======                    ========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
            Consolidated Statement of Changes in Stockholders' Equity
              For the Three Months Ended December 31, 2000 and 1999
                                   (unaudited)
                             (amounts in thousands)

                                                 Common Stock                               Accumulated
                                                 ------------       Additional                 Other                       Total
                                                                     Paid-in     Retained  Comprehensive   Deferred    Stockholders'
                                              Shares     Amount      Capital     Earnings     Income     Compensation     Equity
                                              ------     ------     ----------   --------  ------------- ------------  -------------

For the three months ended December 31, 2000:

Balance at September 30, 2000 ...............     24,568    $     246   $ 168,170   $(152,784)   $ (7,828)   $    (250) $   7,554

Net loss ....................................       --          --          --         (9,896)        --           --       (9,896)

Foreign currency translation adjustment .....       --          --          --          --          1,131          --        1,131
                                                                                                                         ---------

Comprehensive loss ..........................       --          --          --          --            --           --       (8,765)

Restricted Stock Plan .......................       --          --          --          --            --            40          40

Issuance of restricted common stock .........         489           5         174       --            --          (179)        --
                                                ---------   ---------   ---------    ---------    ---------  ---------   ---------

Balance at December 31, 2000 ................      25,057   $     251   $ 168,344    (162,680)     (6,697)        (389)     (1,171)
                                                =========   =========   =========    =========    =========  =========   =========

For the three months ended December 31, 1999:

Balance at September 30, 1999 ...............      23,697   $     236   $ 167,677   $ (40,648)   $ (4,785)   $     --    $ 122,480

Net loss ....................................        --          --          --       (14,132)        --           --      (14,132)

Foreign currency translation adjustment .....        --          --          --          --           223          --          223

Comprehensive loss ..........................        --          --          --          --           --           --      (13,909)
                                               ---------   ---------   ---------    ---------    ---------   ---------   ----------
Balance at December 31, 1999 ................      23,697   $     236   $ 167,677   $ (54,780)   $ (4,562)   $     --   $  108,571
                                               ==========   =========   =========   ==========   ==========  =========   ==========





See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.    Interim Financial Information

       The accompanying unaudited consolidated financial statements of Audio Visual Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended
       December 31, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim or annual periods.

       The balance sheet at September 30, 2000 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       During the three months ended December 31, 2000, the Company changed its fiscal year end from September 30th to December 31st. Accordingly, this Transition Report on Form 10-Q covers the transition report period from October 1, 2000 through December 31, 2000. The Company will include audited financial statements covering the transition report period within the Company's Annual Report filed on Form 10K for the period ending December 31, 2001.

2.      Financial Condition

       As of February 7, 2001, the Company had approximately $356.5 million outstanding under its existing credit facility (the "Credit Agreement"). All principal and accrued interest amounts outstanding under the Credit Agreement are due on October 1, 2001 ("Maturity Date"). Accordingly, all outstanding debt associated with the Credit Agreement has been classified as short-term in the accompanying consolidated balance sheet at December 31, 2000. The Company recognizes that it will be necessary to refinance or restructure its indebtedness on or before the Maturity Date. Further, there can be no assurance that the Company will be able to refinance or restructure its indebtedness or that it will be able to take such other action to reduce its indebtedness prior to the Maturity Date. In the event that the Company is unable to refinance or restructure the indebtedness under the Credit Agreement by the Maturity Date, the Company's lenders would be entitled to exercise all or any of their rights and remedies provided under the Credit Agreement. Any such exercise of rights and remedies thereunder would likely have a material adverse effect on the Company, raising uncertainty as to whether the Company would continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities in the accompanying financial statements to reflect this uncertainty.

       On January 29, 2001, the Company entered into an agreement with The Chase Manhattan Bank and Chase Securities, Inc. for a $16 million senior revolving credit facility (the "New Credit Agreement") to be utilized for investment in new audiovisual equipment and other working capital needs of the Company. The New Credit Agreement provided the Company with additional liquidity to accelerate and increase its investment in new audiovisual rental equipment. The New Credit Agreement is secured, on a first priority basis, by the same collateral that secures the Credit Agreement; therefore, in connection with entering into the New Credit Agreement, the Company was required to obtain a further amendment to the Credit Agreement (the "January 2001 Amendment") which permitted the subordination of the collateral in favor of the lenders under the New Credit Agreement. The maturity date of the New Credit Agreement is March 31, 2002. Approximately $1.1 million in debt issuance fees were incurred in connection with the New Credit Agreement. Such fees will be amortized over the term of the New Credit Agreement. Similar to the Credit Agreement, interest on outstanding amounts under the New Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The New Credit Agreement has substantially the same financial covenants as those required under the Credit Agreement.

3.     Segment Information

       Description of Segments

       The operations of the Company were comprised of three business units during the period: Presentation Services(TM) (which provides audiovisual equipment rentals and related technical support staff to hotels, resorts and conference centers), Audio Visual Headquarters(TM) (which provides audiovisual equipment rentals, technical labor and related staging services to production companies and other businesses and associations for use during meetings, conventions, trade shows, corporate theatre and entertainment events) and Rental Services (which provides drop-off audiovisual equipment rentals on an as-needed basis).

        Measurement of Segment Profit or Loss

        The Company evaluates performance based upon revenues, gross profit and profit or loss from operations before interest, income taxes, depreciation and amortization ("EBITDA"). Interdivisional sales are
        recorded at the  Company's   costs;   there  is  no  profit  or loss on
        interdivisional sales.

        Set forth below is selected financial information about the Company's reportable operating segments.


Three Months Ended December 31, 2000 (Amounts in Thousands)


                      Presentation     Audio Visual   Rentals
                        Services       Headquarters   Services       Total
                      ------------     ------------   --------       -----

Revenue                  $80,797        $20,723       $6,068       $107,588
Gross profit              14,783          1,885          900         17,568
EBITDA                    11,427          2,504          624         14,555


Three Months Ended December 31, 1999 (Amounts in Thousands)

                                 Audio
                Presentation     Visual         Rentals
                  Services    Headquarters      Services      Other      Total
                ------------ ---------------    --------      -----    --------
Revenue            $74,484      $19,382          $6,534       $ --     $100,400
Gross profit        14,221          875           1,458        194       16,748
EBITDA              10,297        1,913             813         --       13,023



Reconciliations to Consolidated Statement of Operations (Amounts in Thousands) Three Months Ended December 31,

                                                                           2000            1999
                                                                           ----            ----

Total external revenue for reportable segments                          $106,088         $98,776
Intradivision revenue for reportable segments                              1,500           1,624
Elimination of intradivision revenue                                      (1,500)         (1,624)
                                                                        --------        --------

Total consolidated revenue                                              $106,088         $98,776
                                                                        ========        ========

Total "EBITDA" for reportable segments                                   $14,555         $13,023
Corporate expenses                                                       (2,268)          (2,178)
                                                                        --------        --------

Total consolidated operating income before depreciation
          and amortization expense and interest expense, net             12,287          10,845
Depreciation and amortization expenses,
          including depreciation in cost of revenue                       9,221           8,060
Interest expense, net                                                    12,777          10,603
                                                                        --------        --------

Total consolidated operating loss
          from continuing operations before taxes                       $(9,711)       $ (7,818)
                                                                        ========        ========

                        Audio Visual Services Corporation

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months
Ended December 31, 1999

Results of Operations

In April 2000 and May 2000, respectively, the Company disposed of substantially all of the assets of its worldwide communications group and its United Kingdom-based Melville Exhibition Services subsidiary. The operating results of each of the disposed businesses have been segregated and reported as discontinued operations in the consolidated statements of operations for the three months ended December 31, 1999. The results of operations of the Company's continuing audiovisual business segments, Presentation Services, Audio Visual Headquarters and Rental Services are discussed below and do not include the results of operations of the disposed or discontinued business operations.

Revenue

Revenue increased $7.3 million, or 7.4%, from $98.8 million in the three months ended December 31, 1999 to $106.1 million in the three months ended December 31, 2000. The increase in total revenue was primarily attributable to an increase in sales in the Presentation Services business unit, which increased its revenue by $6.3 million. The sales growth resulted from an increase in sales activities at existing hotel property locations, and the addition of new hotel locations during the period. Audio Visual Headquarters and Rental Services experienced a combined increase in revenues of approximately $0.9 million.

Gross Profit

Gross profit increased $0.8 million, from $16.7 million in the three months ended December 31, 1999, to $17.6 million in the three months ended December 31, 2000, primarily attributable to the Company's Audio Visual Headquarters business unit which contributed approximately $1.0 million of the increased gross profit. The increased gross profit within this business unit was a result of better-managed labor costs and closer monitoring of staff utilization. The Presentation Services division increased its gross profit in the three months ended December 31, 2000 by $0.6 million over the prior year's comparable quarter due to higher revenues. Such increase was more than offset by the gross profit decline of the Rental Services division as a result of lower revenue. Total gross profit for the three months ended December 31, 2000 and 1999 was impacted by $5.9 million and $5.2 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2000 and 1999 were $11.2 million. The efforts of more closely monitoring certain costs enabled the Company to stabilize its selling, general and administrative expenses over the prior year. Increases in certain costs such as professional and consultancy costs and other miscellaneous costs were more than offset by decreased salary and related employee expenses as well as reduced rent and occupancy costs. As a percentage of revenue, selling, general and administrative expenses were 10.5% and 11.3% in the three months ended December 31, 2000 and 1999, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2000 was $3.3 million compared with $2.8 million for the three months ended December 31, 1999. The increase of $0.5 million results from the investment of computer equipment and software packages at the Presentation Services division.

Interest expense

Interest expense increased by $2.2 million, during the three months ended December 31, 2000 as compared to the three months ended December 31, 1999, due to higher average outstanding indebtedness and higher borrowing costs.

Provision for taxes

Taxes reflect an allocation based upon the full year anticipated effective tax rate. The provision for income taxes in the quarter ended December 31, 2000 results from the Company's foreign operations. There were no income taxes for the three months ended December 31, 1999.

Net Loss

The Company realized a net loss of $9.9 million for the three months ended December 31, 2000 compared with a loss of $7.8 million for the three months ended December 31, 1999. The increase in loss of $2.1 million is primarily attributable to the higher interest costs incurred by the Company. The net loss per common share from continuing operations for the three months ended December 31, 2000 was $0.40 compared with a loss of $0.33 for the comparable period in fiscal 2000.

Liquidity and Capital Resources

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million three year revolving line of credit (the "Revolving Facility") to be utilized in connection with future acquisitions and for working capital and general corporate purposes and a $250 million three year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit Agreement"), which was fully utilized in connection with the Company's acquisition of Visual Action Holdings Plc in late 1997. Amounts outstanding under the Company's former credit facility were repaid with the proceeds from the Credit Agreement. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former credit facility. Approximately $4.8 million in debt issuance fees were incurred in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement.

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

In March, 2000, the Company entered into a further amendment (the "March 2000 Amendment") to the Credit Agreement, that, among other things, (i) amended the maturity date of the Term Facility to October 1, 2001, (ii) reduced the amounts available to the Company under the Credit Agreement for letters of credit, (iii) eliminated altogether those financial covenants that the July 1999 Amendment and December 1999 Amendments previously had waived through October 1, 2000, (iv) amended the covenant relating to minimum consolidated EBITDA for the three month period ended December 31, 1999, the nine month period ended March 31, 2000, the nine month period ending June 30, 2000, the twelve month periods ending September 30 and December 31, 2000, and any period of four consecutive fiscal quarters ending on or after March 31, 2001, (v) amended the covenant relating to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) such that the Company may not permit capital expenditures to exceed $25 million in any two consecutive fiscal quarters or $40 million in any four consecutive fiscal quarters commencing with the fiscal quarter beginning January 1, 2000 and (vi) requires the Company to provide certain additional reports to the lenders.

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

The maturity date of Credit Agreement is October 1, 2001. Interest on outstanding amounts under the Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either (i) LIBOR plus 3.00% or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate,
(b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The applicable margins are subject to change based on the occurrence of certain events. Pursuant to the terms of the March 2000 Amendment, outstanding amounts under each of the Term Facility and Revolving Facility also accrue additional interest at the rate of 1% per annum payable in arrears upon the termination of the Credit Agreement.

On January 29, 2001, the Company entered into an agreement with The Chase Manhattan Bank and Chase Securities, Inc. for a $16 million senior revolving credit facility (the "New Credit Agreement") to be utilized for investment in new audiovisual equipment and other working capital needs of the Company. The New Credit Agreement provided the Company with additional liquidity to accelerate and increase its investment in new audiovisual rental equipment. The New Credit Agreement is secured, on a first priority basis, by the same collateral that secures the Credit Agreement; therefore, in connection with entering into the New Credit Agreement, the Company was required to obtain a further amendment to the Credit Agreement (the "January 2001 Amendment") which permitted the subordination of the collateral in favor of the lenders under the New Credit Agreement. The maturity date of the New Credit Agreement is March 31, 2002. Approximately $1.1 million in debt issuance fees were incurred in connection with the New Credit Agreement. Such fees will be amortized over the term of the Senior Facility. Similar to the Credit Agreement, interest on outstanding amounts under the New Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and
(c) the federal funds rate. The New Credit Agreement has substantially the same financial covenants as those required under the Credit Agreement.

The securitized collateral under the Credit Agreement and the New Credit Agreement consist of substantially all of the assets of the Company and its material subsidiaries, and the Company and its material subsidiaries have pledged the stock of their respective subsidiaries for the ratable benefit of its lending banks. In addition to the financial covenants described above, the Credit Agreement and the New Credit Agreement contain certain other covenants and restrictions customary for credit facilities of a similar nature, including, without limitation, restrictions on the ability of the Company to pay dividends.

The Company believes that it will be able to satisfy the financial and other covenants included in the Credit Agreement, as amended, and the New Credit Agreement. Pursuant to the terms of the Credit Agreement, all principal and interest amounts outstanding thereunder are due on October 1, 2001 ("Maturity Date"). Accordingly, all outstanding debt associated with the Credit Agreement has been classified as short-term in the accompanying consolidated balance sheet at December 31, 2000. The Company recognizes that it will be necessary to refinance or restructure its indebtedness on or before the Maturity Date. There can be no assurance that the Company will be able to refinance or restructure its indebtedness or that it will be able to take such other action to reduce its indebtedness prior to the Maturity Date. In the event that the Company is unable to refinance or restructure the indebtedness under the Credit Agreement by the Maturity Date, the Company's lenders would be entitled to exercise all or any of their rights and remedies provided under the Credit Agreement. Any such exercise of rights and remedies thereunder would likely have a material adverse effect on the Company, raising uncertainty as to whether the Company would continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities in the accompanying financial statements to reflect this uncertainty.

As of February 7, 2001, the Company had approximately $356.5 million outstanding under the Credit Agreement, of which $191.8 million was outstanding under the Revolving Facility. No amounts were outstanding under the New Credit Agreement. Cash on hand as of such date was $10.0 million. The weighted average interest rate on outstanding debt at December 31, 2000 was 9.77%.

The following table sets forth certain information from the Company's Consolidated Statement of Cash Flows for the three months ended December 31, 2000 and 1999. Cash flow impacts of the discontinued operations have not been segregated in the Consolidated Statements Cash Flows.

                                       Three months Ended December 31,
                                           2000                1999
                                           ----                ----

Net cash provided by (used in):

Operating activities                     $ (577)              $2,460
Investing activities                     (4,805)             (12,994)
Financing activities                     11,500                7,856

For the three months ended December 31, 2000, $0.6 million was used in operating activities. The net loss adjusted for depreciation and amortization, the fixed asset write-offs and the deferred compensation expense required $0.5 million. The net change in working capital required $0.1 million, with decreases in accounts receivable and prepaid and other current assets, and increases in taxes payable, which were more than offset by increases in other assets, decreases in accounts payable and accrued expenses and other liabilities. Investing activities required $4.8 million due to property and equipment additions. Financing activities provided $11.3 million in the three months ended December 31, 2000, of which $11.5 million was provided by drawings under the Company's Credit Agreement, offset by the payment of $0.2 million of debt issuance fees.

Capital expenditures were $4.8 million and $13.0 million during the three months ended December 31, 2000 and 1999, respectively. During the three months ended December 31, 1999 and 2000, the purchase of audio visual equipment used in operations and the continued investment in information technology comprised the major portion of capital expenditures.

For the three months ended December 31, 1999, $2.5 million was provided by operating activities. The net loss adjusted for depreciation and amortization required $2.3 million. The net change in working capital provided $4.8 million, with increases in accounts receivable and deferred charges, and decreases in accrued expenses and other liabilities and taxes payable, which were more than offset by decreases in prepaid expenses and other current assets, other assets and increases in accounts payable and deferred income. Investing activities required $13.0 million due to property and equipment additions. Financing activities provided $7.9 million in the three months ended December 31, 1999, of which $37.8 million was provided by drawings under the Company's Credit Agreement, offset by repayments of $29.9 million.

                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 25, 1999, a shareholder class action was filed in the United States District Court for the Southern District of New York (the "Southern District") against the Company and certain of its former officers and one of its former directors. On May 7, 1999, a shareholder class action substantially identical to the March 25th action was filed in the Southern District against the Company and the same individuals named in the March 25th action. Both lawsuits allege, among other things, that defendants misrepresented the Company's ability to integrate various companies it was acquiring and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The lawsuits seek unspecified money damages, plus costs and expenses, including attorneys' fees and expert fees. In November, 1999, the court issued an order consolidating the lawsuits into a single action and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated amended complaint in January 2000. In February, 2000, the Company filed a motion to dismiss the consolidated amended complaint.

Although the Company believes it has a meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement in principal in late June, 2000 to settle the class action, which was announced on July 20, 2000. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid entirely by the Company's insurance carrier. The terms of the settlement are subject to, among other things, court approval and execution of definitive settlement documentation. In the event that the action is not finally settled, the Company would defend the lawsuit vigorously.

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

ITEM 2.  CHANGES IN SECURITIES

(a)      Not Applicable

(b)      Not Applicable

(c) The Company issued the following unregistered securities during the three months ended December 31, 2000:

1. During the period, the Company granted 489,000 shares of restricted common stock, par value $0.01 per share (the "Restricted Stock"), to certain key employees pursuant to the Company's Amended and Restated 1996 Stock Option Plan ("1996 Option Plan"). The 1996 Option Plan, as amended and restated, was approved by the Company's shareholders at the Company's annual meeting in June 2000. The Restricted Stock was awarded subject to the terms and conditions of a Restricted Stock Agreement entered into between the Company and each of the applicable employees. The grants of Restricted Stock awarded to each of the employees vest, in most cases, in equal amounts over a three year period from the date of grant.

2. During the period, the Company granted 592,000 options to purchase shares of the Company's common stock, par value $0.01 per share (the "Stock Options") at an exercise price of $0.359375 per share (or such price constituting the Fair Market value as defined in the 1996 Option Plan), to certain key employees pursuant to the Company's Amended and Restated 1996 Stock Option Plan. The Stock Options were awarded subject to the terms and conditions of a Stock Option Agreement entered into between the Company and each of the applicable employees. The Stock Options awarded to each of the employees vest, in most cases, in equal amounts over a three year period from the date of grant.

There were no underwriters employed, and no consideration received, by the Company in connection with the transactions described above.

The transactions described above were effected in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transactions did not involve a public offering. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to sell or offer for sale the securities in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

(d)      Not applicable.


ITEM 5.  OTHER INFORMATION

        The Company continues to have discussions with representatives from the New York Stock Exchange (NYSE) concerning the continued listing on the NYSE of the Company's common stock. This follows notices from the NYSE in spring and summer, 2000, that the Company fell below certain of the NYSE's continued listing criteria. In response to the notices from the NYSE, the Company submitted a business plan to the NYSE demonstrating the Company's ability to comply with the continued listing criteria by the November 2001 deadline set by the NYSE, and in late summer, 2000, the Company announced that the NYSE had accepted the Company's business plan, subject to the Company's meeting certain interim objectives outlined in the business plan. Although the Company believes it may be able to meet the interim objectives set forth in the business plan submitted to the NYSE, the Company continues to be in non-compliance with the NYSE's continued listing criteria. The Company also believes, based upon its ongoing discussions between management and the NYSE, that continued listing on the NYSE and meeting the future interim objectives outlined in the business plan may not be possible and may not be in the best interests of the Company. The Company plans to continue discussions with the NYSE to determine its options going forward. There can be no assurance that the NYSE will not take action to suspend the Company's common stock from trading on the NYSE prior to the November, 2001 deadline. In the event of any such suspension or delisting, the Company will consider alternatives.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Required by Item 601 of Regulation S-K:

            Exhibit
             Number                         Description of Document
            -------                         -----------------------

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

             3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed June 29, 2000, with the Secretary of State of the State of Delaware.

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

            10.7 Sixth Amendment, Consent and Agreement, dated as of January 29, 2001, to the Credit Agreement (schedules and exhibits omitted -the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request.

            10.8 Senior Secured Revolving Credit Agreement, dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

            10.9 Amended and Restated 1996 Stock Option Plan (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for period ended June 30, 2000 and incorporated herein by reference).

(b)      Reports on Form 8-K.

         The Company filed the following report on Form 8-K during the three months ended December 31, 2000:

     Date of Filing             Items Reported     Subject of Report
     --------------             --------------     -----------------
     December 29, 2000          8                  Reporting the Company's
                                                   decision to change its
                                                   fiscal year end from
                                                   September 30 to December 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AUDIO VISUAL SERVICES CORPORATION.
                                  (Registrant)

Date: February 14, 2001

                           BY: /s/ DIGBY J. DAVIES
                           -----------------------

                                Digby Davies President, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

            Exhibit
             Number                      Description of Document                        Page Number
            -------                      -----------------------                        -----------

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

             3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed June 29, 2000, with the Secretary of State of the State of Delaware.

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

             10.7 Sixth Amendment, Consent and Agreement, dated as of January 29, 2001, to the Credit Agreement (schedules and exhibits omitted -the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

             10.8 Senior Secured Revolving Credit Agreement, dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger Agreement (schedules and exhibits omitted -- the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request).

             10.9 Amended and Restated 1996 Stock Option Plan (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for period ended June 30, 2000 and incorporated herein by reference).