Form 10-Q
period 2001-03-31
AUDIO VISUAL SERVICES CORP
filed 2001-05-15
CIK 1005015

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER: 1-14234


                        AUDIO VISUAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                    13-3466655
                          --------------------------------------
              (State or other jurisdiction        of (I.R.S. Employer
             incorporation or organization)       Identification No.)


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

                                 Yes /X/ No / /

The registrant had 25,057,346 shares of Common Stock (par value $0.01 per share) outstanding as of May 9, 2001.

                                      INDEX

PART I.    Financial Information
Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                March 31, 2001 and September 30, 2000........................  3

                Consolidated Statements of Operations for
                the six months ended March 31, 2001 and 2000.................  4

                Consolidated Statements of Operations for
                the three months ended March 31, 2001 and 2000...............  5

                Consolidated Statements of Cash Flows for
                the six months ended March 31, 2001 and 2000.................  6

                Consolidated Statement of Changes in Stockholders'
                Equity for the six months ended March 31, 2001 and 2000......  7

                Notes to Consolidated Financial Statements...................  8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations................ 14

Item 3.         Quantitative and Qualitative
                Disclosures About Market Risk ............................... 20

PART II. Other Information

Item 1.         Legal Proceedings............................................ 21

Item 2.         Changes in Securities........................................ 21

Item 4.         Submission of Matters to a Vote of Security Holders.......... 21

Item 5.         Other Information ........................................... 22

Item 6.         Exhibits and Reports on Form 8-K............................. 23

SIGNATURES................................................................... 25

                        Audio Visual Services Corporation
                           Consolidated Balance Sheets

                                                        March 31,  September 30,
ASSETS                                                     2001        2000
                                                       (unaudited)    (Note 1)
                                                        ---------    ---------

                                                        (amounts in thousands)
Current Assets:

Cash and cash equivalents                                  $   --    $   1,272
Trade accounts receivable - net of allowance for
    doubtful accounts of $4,112 and $4,310 at
    March 31, 2001 and September 30, 2000, respectively    50,738       47,585
Prepaid expenses and other current assets                   8,433       14,782
                                                        ---------    ---------
          Total Current Assets                             59,171       63,639

Property and equipment - net                               69,747       68,103
Goodwill - net                                            267,471      272,009
Other assets                                               11,158       10,538
                                                        ---------    ---------

          TOTAL ASSETS                                  $ 407,547    $ 414,289
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt                       $ 361,450      $    --
Trade accounts payable                                      9,590       13,249
Accrued expenses and other current liabilities             35,744       38,427
Taxes payable                                               1,258          830
                                                        ---------    ---------

Total Current Liabilities                                 408,042       52,506

Long-term debt                                                 --      344,957
Deferred tax liability                                      7,339        7,350
Other liabilities                                           1,454        1,922
                                                        ---------    ---------

          TOTAL LIABILITIES                               416,835      406,735

Stockholders' Equity:

Preferred stock, $0.01 par value:

2,000 shares authorized, none issued and outstanding at
    March 31, 2001 and September 30, 2000, respectively      --           --
Common stock, $0.01 par value:
    102,000 voting shares authorized 25,057 and
    24,568 shares issued and outstanding at
    March 31, 2001 and September 30, 2000, respectively       251          246
Additional paid-in capital                                168,344      168,170
Deferred compensation                                        (325)        (250)
Accumulated other comprehensive loss                       (8,645)      (7,828)
Accumulated deficit                                      (168,913)    (152,784)
                                                        ---------    ---------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                       (9,288)       7,554
                                                        ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 407,547    $ 414,289
                                                        =========    =========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                      Consolidated Statements of Operations
                            For the Six Months Ended
                                   (unaudited)

                                                                March 31,
                                                            2001        2000
                                                          ---------   ---------
                                                          (amounts in thousands)

Revenue                                                   $ 217,739   $ 209,974

Cost of revenue                                             180,416     173,030
                                                          ---------   ---------

Gross profit                                                 37,323      36,944
                                                          ---------   ---------

Operating expenses:
    Selling, general and administrative
      expenses (note 4)                                      21,728      29,046
    Loss on sale of assets (note 5)                              --       3,000
    Depreciation and amortization                             6,359       5,828
                                                          ---------   ---------

          Total operating expenses                           28,087      37,874
                                                          ---------   ---------

Operating income (loss)                                       9,236        (930)

Interest expense, net                                        25,180      21,345
                                                          ---------   ---------

Loss from continuing operations before taxes                (15,944)    (22,275)
    Provision (benefit) for taxes                               185        (330)
                                                          ---------   ---------

Loss from continuing operations                             (16,129)    (21,945)

Discontinued operations (note 3)
    Loss from operations (less income taxes
      of $330)                                                   --     (16,458)
    Loss on disposal of assets (less income taxes of $0)         --     (40,313)
                                                          ---------   ---------

Loss from discontinued operations                                --     (56,771)
                                                          ---------   ---------

Net loss                                                  $ (16,129)  $ (78,716)
                                                          =========   =========

Basic and diluted loss per common share:

        Loss from continuing operations                   $   (0.65)  $   (0.93)
        Loss  from discontinued operations, net of tax           --       (2.39)
                                                          ---------   ---------

Net loss per common share                                 $   (0.65)  $   (3.32)
                                                          ---------   =========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                      Consolidated Statements of Operations
                           For the Three Months Ended
                                   (unaudited)

                                                                March 31,
                                                            2001        2000
                                                          ---------   ---------
                                                          (amounts in thousands)

Revenue                                                   $ 111,651   $ 111,207

Cost of revenue                                              91,711      90,606
                                                          ---------   ---------

Gross profit                                                 19,940      20,601
                                                          ---------   ---------

Operating expenses:
    Selling, general and administrative
      expenses (note 4)                                      10,561      18,305
    Loss on disposal of assets (note 5)                          --       3,000
    Depreciation and amortization                             3,209       3,011
                                                          ---------   ---------

          Total operating expenses                           13,770      24,316
                                                          ---------   ---------

Operating income (loss)                                       6,170      (3,715)

Interest expense, net                                        12,403      10,742
                                                          ---------   ---------

Loss from continuing operations before taxes                 (6,233)    (14,457)
     Provision (benefit) for taxes                               --          --
                                                          ---------   ---------

Loss from continuing operations                              (6,233)    (14,457)

Discontinued operations (note 3)
    Loss from operations (less income taxes
      of $330)                                                   --      (9,814)
    Loss on disposal of assets (less income taxes of $0)         --     (40,313)
                                                          ---------   ---------

Loss from discontinued operations                                --     (50,127)
                                                          ---------   ---------

Net loss                                                  $  (6,233)  $ (64,584)
                                                          =========   =========

Basic and diluted loss per common share:

         Loss from continuing operations                  $   (0.25)  $   (0.61)
         Loss from discontinued operations, net of tax           --       (2.12)
                                                          ---------   ---------

Net loss per common share                                 $   (0.25)  $   (2.73)
                                                          =========   =========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                      Consolidated Statements of Cash Flows
                            For the Six Months Ended
                                   (unaudited)

                                                                 March 31,
                                                              2001       2000
                                                            --------   --------
                                                          (amounts in thousands)
Cash flows from operating activities:
   Net loss                                                 $(16,129)  $(78,716)

   Adjustments to reconcile net income to net cash used in operating activities:

         Depreciation and amortization                        18,999     24,236
         Fixed asset write-off                                   180      2,500
         Loss on disposition of assets                            --     40,313

   Change in assets and liabilities:

         Increase in trade accounts receivable                (3,153)    (7,195)
         Increase in deferred charges                             --     (8,735)
         Decrease in prepaid expenses and
            other current assets                               2,649      1,099
         (Increase) decrease in other assets                    (620)     2,419
         Increase in assets held for sale                         --     (6,082)
         Increase (decrease) in trade accounts payable        (3,659)     5,211
         Increase in deferred income                              --     15,563
         Increase in accrued expenses and
            other liabilities                                     55      7,351
         Increase (decrease) in taxes payable and
            deferred taxes                                       417       (821)
                                                            --------   --------

   Net cash used in operating activities                      (1,261)    (2,857)
                                                            --------   --------

Cash flow used in investing activities:

         Purchase of property and equipment                  (16,511)   (20,679)
         Acquisition of intangibles and businesses,
            net of cash acquired                                  --       (229)
                                                            --------   --------

   Net cash used in investing activities                     (16,511)   (20,908)
                                                            --------   --------

Cash flow provided by financing activities:

         Repayments of long-term debt                             --    (55,206)
         Proceeds from long-term debt                         16,493     77,625
                                                            --------   --------

   Net cash provided by financing activities                  16,493     22,419
                                                            --------   --------

Translation effect on cash and cash equivalents                    7       (329)

Net decrease in cash                                          (1,272)    (1,675)
Cash, beginning of period                                      1,272      1,675
                                                            --------   --------

Cash, end of period                                         $     --   $     --
                                                            ========   ========

Supplemental disclosure of cash flow information:

              Interest paid                                 $ 16,856   $ 23,339
                                                            ========   ========

              Income taxes paid                             $    239   $    198
                                                            ========   ========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
            Consolidated Statement of Changes in Stockholders' Equity
                For the Six Months Ended March 31, 2001 and 2000
                                   (unaudited)
                             (amounts in thousands)

                                                 Common Stock                                                          Accumulated
                                              ----------------   Additional                    Other                      Total
                                                                   Paid-in     Retained    Comprehensive   Deferred    Stockholders'
                                              Shares    Amount     Capital     Earnings       Income     Compensation     Equity
                                              ------    ------   ----------    ---------   ------------- ------------  -------------
For the six months ended March 31, 2001:

Balance at September 30, 2000                 24,568     $246     $168,170     $(152,784)     $(7,828)     $   (250)     $   7,554

Net loss                                          --       --           --       (16,129)          --            --        (16,129)

Foreign currency translation adjustment           --       --           --            --         (817)           --           (817)
                                              ------     ----     --------     ---------      -------      --------      ---------

Comprehensive loss                                --       --           --            --           --            --        (16,946)
                                              ------     ----     --------     ---------      -------      --------      ---------

Restricted Stock Plan                             --       --           --            --           --           104            104

Issuance of restricted common stock              489        5          174            --           --          (179)            --
                                              ------     ----     --------     ---------      -------      --------      ---------


Balance at March 31, 2001                     25,057     $251     $168,344     $(168,913)     $(8,645)     $   (325)     $  (9,288)
                                              ======     ====     ========     =========      =======      ========      =========

For the six months ended March 31, 2000:

Balance at September 30, 1999                 23,697     $236     $167,677     $ (40,648)     $(4,785)           --      $ 122,480

Net loss                                          --       --           --       (78,716)          --            --        (78,716)

Foreign currency translation adjustment           --       --           --            --       (2,033)           --         (2,033)
                                                                                                           --------      ---------

Comprehensive loss                                --       --           --            --           --            --        (80,749)
                                              ------     ----     --------     ---------      -------      --------      ---------


Balance at March 31, 2000                     23,697     $236     $167,677     $(119,364)     $(6,818)     $     --      $  41,731
                                              ======     ====     ========     =========      =======      ========      =========

See accompanying notes to the unaudited consolidated financial statements.

                        Audio Visual Services Corporation
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.   INTERIM FINANCIAL INFORMATION

     The accompanying consolidated financial statements of Audio Visual Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending December 31, 2001.

     The balance sheet at September 30, 2000 has been derived from the Company's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During the three months ended December 31, 2000, the Company changed its fiscal year end from September 30th to December 31st. The Company filed its Transition Report on Form 10-Q for the transition period October 1, 2000 through December 31, 2000 on February 14, 2001. The Company will include audited financial statements covering the transition report period within the Company's Annual Report filed on Form 10-K for the period ending December 31, 2001.

2.   FINANCIAL CONDITION

     As of May 3, 2001, the Company had total debt outstanding of $375.0 million, of which $362.1 million was outstanding under its previously existing credit facility (the "Credit Agreement") and $12.9 million was outstanding under its $16.0 million senior revolving credit facility (the "New Credit Agreement" and together with the Credit Agreement, the "Credit Agreements"). All principal and accrued interest amounts outstanding under the Credit Agreement and the New Credit Agreement are due on October 1, 2001 and March 31, 2002, respectively (the "Maturity Dates"). Accordingly, all outstanding debt associated with the Credit Agreements has been classified as short-term in the accompanying consolidated balance sheet at March 31, 2001. The Company recognizes that it will be necessary to refinance or restructure its indebtedness on or before October 1, 2001. Further, there can be no assurance that the Company will be able to refinance or restructure its indebtedness or that it will be able to take such other action to reduce its indebtedness prior to October 1, 2001. In the event that the Company is unable to refinance or restructure the indebtedness under the Credit Agreements by such date, the lenders would be entitled to exercise all or any of their rights and remedies provided under the Credit Agreements. Any such exercise of rights and remedies thereunder would likely have a material adverse effect on the Company, raising uncertainty as to whether the Company would continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities in the accompanying financial statements to reflect this uncertainty.

     On January 29, 2001, the Company entered into the New Credit Agreement with The Chase Manhattan Bank and Chase Securities, Inc. providing the Company with an additional revolving credit facility to be utilized for the purchase of new audiovisual equipment and other working capital needs of the Company. The New Credit Agreement is secured, on a first priority basis, by the same collateral that secures the Credit Agreement; therefore, in connection with entering into the New Credit Agreement, the Company was required to obtain a further amendment to its Credit Agreement (the "January 2001 Amendment") which permitted the subordination of the collateral in favor of the lenders under the New Credit Agreement.
     Approximately $1.1 million in debt issuance fees were incurred in connection with the New Credit Agreement. Such fees will be amortized over the term of the New Credit Agreement. Similar to the Credit Agreement, interest on outstanding amounts under the New Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The New Credit Agreement has substantially the same financial covenants as those required under the Credit Agreement.

     In May, 2001, the Company notified the lenders under the Credit Agreements that it was not in compliance with certain financial covenants set forth in the March 2000 Amendment and the New Credit Agreement; specifically, the financial covenant relating to the minimum required Consolidated Unadjusted EBITDA, as defined in the Credit Agreements, for the four consecutive quarters ended March 31, 2001. The Company obtained a waiver from its lenders waiving all defaults arising from its failure to achieve the minimum required Unadjusted Consolidated EBITDA for the four consecutive quarters ended March 31, 2001. No amendments to the Credit Agreements were made in connection with the waiver.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain reclassifications have been made to the Company's statement of operations for the six months ended March 31, 2001 and for the three and six months ended March 31, 2000 to conform to the presentation of the results of operations for the three months ended March 31, 2001.

     REVENUE RECOGNITION

     Revenue is recognized over the period in which audio visual equipment is rented to customers. Revenue for staging services is recognized as the services are provided.

     COST OF REVENUE

     Cost  of  revenue  is   comprised   principally   of  direct  labor  costs,
     commissions, depreciation of equipment rented to clients and customers in the conduct of business, and equipment rentals.

     GOODWILL

     Goodwill represents the excess of cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods ranging from 15 years to 40 years. Accumulated amortization of goodwill was $32.2 million and $27.7 million as of March 31, 2001 and September 30, 2000, respectively. Other long-lived assets represent property and equipment.

     Goodwill is allocated to the operating segments. The carrying value of goodwill for each operating segment is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. Similarly, the carrying value of other long-lived assets, including any associated goodwill, is reviewed for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. If this review indicates that the carrying values will not be recoverable, as determined based on the estimated undiscounted cash flows of the related businesses or assets, impairment is measured by comparing the carrying value to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. Impairment for long-lived assets to be disposed is identified and measured based upon its estimated recovery using quoted market values or appraisals.

     The Company periodically reviews its goodwill and other long-lived assets to determine potential impairment, if any. In performing such review, the Company uses its most recent available earnings projections and estimated future cash flows expected to result from the use of the assets. The Company uses its projected earnings before interest, depreciation and amortization ("EBITDA") as a measurement of its future cash flows projections. In performing the review using estimated future cash flows (undiscounted and without interest charges), the Company will recognize an impairment loss if the sum of the expected future cash flows is less than the carrying amount of the goodwill and other long-lived assets.

3.   DISCONTINUED OPERATIONS

     On April 20, 2000, the Company sold substantially all of the assets of its worldwide Communications Group (the "Communications Group"). On May 9, 2000, the Company sold its U.K.-based Melville Exhibition Services subsidiary ("MES"). The Company recorded an aggregate loss on disposal of these operations of $40.3 million at March 31, 2000. Operating results of the Communications Group and MES have been segregated and reported as discontinued operations in the Consolidated Statement of Operations for the three and six months ended March 31, 2000. Cash flow impacts of the discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. Components of the income (loss) from discontinued operations reflected in the Consolidated Statements of Operations are presented in the following table.

                                         Three months      Six months ended
                                        ended March 31,        March 31,
                                        2001      2000      2001      2000
                                       ------   -------    ------   --------

     Revenue                           $   --   $80,410    $   --   $138,946
     Cost of Revenue                       --    54,826        --     94,943
     Selling, general and
       administrative expenses             --    31,686        --     53,378
     Depreciation and Amortization         --     3,322        --      6,671
                                       ------   -------    ------   --------


     Operating loss                        --    (9,424)       --    (16,046)
     Interest expense net                  --        60        --         82
                                       ------   -------    ------   --------

     Income (Loss) from operations
       before tax                          --    (9,484)       --    (16,128)

     Tax provision                         --      (330)       --       (330)
                                       ------   -------    ------   --------

     Income (Loss) from discontinued
       operations                      $   --   $(9,814)   $   --   $(16,458)
                                       ======   =======    ======   ========

4.   CORPORATE REORGANIZATION COSTS

     In March, 2000, the Company recorded a charge of $3.6 million related to its corporate office and certain divisional reorganization plans. The charge, which relates to severance payments made in May, 2000, has been included in selling, general and administrative expenses for the three and six months ended March 31, 2000 in the Company's accompanying consolidated statement of operations.

5.   LOSS ON DISPOSAL OF ASSETS

     During the three months ended March 31, 2000, the Company wrote off $3.0 million of assets relating to audio visual services businesses sold in August, 1999.

6.   SEGMENT INFORMATION

     Set forth below is selected financial information about the Company's continuing operating segments.

     Description of Segments

     Prior to January 1, 2001, the Company's operations were divided into three reportable segments: Presentation Services, Audio Visual Headquarters ("AVHQ") and Rental Services. On January 1, 2001, the Company merged its Rental Services business segment into the AVHQ business unit and began managing and reporting its operations through two reportable segments:
     Presentation Services and AVHQ. The segment information for all prior periods has been restated to conform to the current period's presentation. Presentation Services provides audiovisual equipment rental services to hotels via an on-site presence of both equipment and technical support staff. AVHQ is a provider of audiovisual equipment, technical labor and related staging services to production companies and other corporations for use during meetings, trade shows, conventions and presentations. In addition, AVHQ is a remote full service provider on an as-needed basis to local and national corporations, convention centers and smaller hotels.

     Measurement of Segment Profit or Loss

     The Company evaluates performance based upon revenues, gross profit and profit or loss from operations before interest, income taxes, depreciation and amortization ("EBITDA"). Interdivision sales are recorded at the Company's costs; there is no intercompany profit or loss on interdivision sales.

     Three Months Ended March 31, 2001 (Amounts in Thousands)


                          Presentation
                          Services         AVHQ                    Total
                          ------------   -------                 --------

     Revenue              $86,118        $28,156                 $114,274
     Gross profit          15,425          4,515                   19,940
     EBITDA                13,390          5,359                   18,749

     Three Months Ended March 31, 2000 (Amounts in Thousands)


                          Presentation
                          Services         AVHQ       Other       Total
                          ------------   -------      -----     --------

     Revenue              $82,413       $30,365      $    --    $112,778
     Gross profit          19,158         4,086       (2,643)     20,601
     EBITDA                13,969         4,158           --      18,127




     Reconciliations  to  Consolidated   Statement  of  Operations  (Amounts  in
     Thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          2001          2000
                                                       ---------      ---------

     Total external revenue for reportable segments    $ 111,651      $ 111,207
     Intradivision revenue for reportable segments         2,623          1,571
     Elimination of intradivision revenue                 (2,623)        (1,571)
                                                       ---------      ---------

     Total consolidated revenue                        $ 111,651      $ 111,207
                                                       =========      =========

     Total "EBITDA" for reportable segments            $  18,749      $  18,127
     Corporate expenses                                    2,801          4,025
     Corporate reorganization costs                           --          3,600
     Loss on sale of assets                                   --          3,000
     Fixed asset write-off                                    --          2,500
                                                       ---------      ---------

     Total consolidated operating income before
       depreciation and amortization expense
       and interest expense, net                          15,948          5,002
     Depreciation and amortization expenses,
       including depreciation in cost of revenue           9,778          8,717
     Interest expense, net                                12,403         10,742
                                                       ---------      ---------

       Total consolidated operating loss
         from continuing operations before taxes       $  (6,233)     $ (14,457)
                                                       =========      =========

     Six Months Ended March 31, 2001 (Amounts in Thousands)

                        Presentation
                        Services         AVHQ                    Total
                        ------------   -------                 --------

     Revenue             $166,915       $54,947                  $221,862
     Gross profit          30,023       7,300                      37,323
     EBITDA                24,817       8,487                      33,304

     Six Months Ended March 31, 2000 (Amounts in Thousands)


                        Presentation
                        Services         AVHQ       Other        Total
                        ------------   -------      -----      --------

     Revenue             $156,887      $56,292     $    --     $213,179
     Gross profit          32,962        6,419      (2,437)      36,944
     EBITDA                23,966        6,884          --       30,850

     Reconciliations  to  Consolidated   Statement  of  Operations  (Amounts  in
     Thousands)

                                                            Six Months Ended
                                                               March 31,
                                                         2001           2000
                                                       ---------      ---------

     Total external revenue for reportable segments    $ 217,739      $ 209,974
     Intradivision revenue for reportable segments         4,123          3,205
     Elimination of intradivision revenue                 (4,123)        (3,205)
                                                       ---------      ---------

     Total consolidated revenue                        $ 217,739      $ 209,974
                                                       =========      =========

     Total "EBITDA" for reportable segments            $  33,304      $  30,850
     Corporate expenses                                    5,069          9,503
     Fixed asset write-off                                    --          2,500
     Loss on sale of assets                                   --          3,000
                                                       ---------      ---------

     Total consolidated operating income before
       depreciation and amortization expense
       and interest expense, net                          28,235         15,847
     Depreciation and amortization expenses,
       including depreciation in cost of revenue          18,999         16,777
     Interest expense, net                                25,180         21,345
                                                       ---------      ---------

         Total consolidated operating loss
           from continuing operations before taxes     $ (15,944)     $ (22,275)
                                                       =========      =========

7.   EARNINGS PER COMMON SHARE

     The weighted average number of shares used in the calculation of basic and diluted earnings per common share was 24,996 and 23,697 for the six months ended March 31, 2001 and 2000, respectively, and 25,057 and 23,697 for the three months ended March 31, 2001 and 2000, respectively.

                        Audio Visual Services Corporation

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Effective April 20, 2000 and May 9, 2000, the Company disposed of substantially all of the assets of its worldwide Communications Group and its U.K.-based Melville Exhibition Services subsidiary, respectively. The operating results of each of the disposed businesses have been segregated and reported as discontinued operations in the consolidated statements of operations for the three and six months ended March 31, 2000. The results of operations below are for the continuing operations of the Company's audiovisual services businesses only (which are comprised of the Presentation Services and Audio Visual
Headquarters division) and do not include the results of operations of the disposed businesses.


Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Revenue. The Company's total revenue increased $7.7 million, or 3.7%, from $210.0 million in the six months ended March 31, 2000 to $217.7 million in the six months ended March 31, 2001. Excluding interdivision revenue of $4.1 million, the Company's Presentation Services division recognized $166.9 million of revenue during the six months ended March 31, 2001 compared with revenue of $156.9 million during the six months ended March 31, 2000, an increase of $10.0 million, or 6.4%. The increase is primarily attributable to increased revenues from new hotel properties as well as existing hotel properties. Revenue of the Company's Audio Visual Headquarters division decreased by approximately $1.4 million to $54.9 million for the six months ended March 31, 2001 from $56.3 million for the six months ended March 31, 2000 primarily as a result of revenues lost from specific events which did not recur this year and the discontinuance of unprofitable business.

Gross profit. Consolidated gross profit was $37.3 million for the six months ended March 31, 2001, an increase of $0.4 million from $36.9 million reported for the six months ended March 31, 2000. Gross profit of the Audio Visual Headquarters division increased by approximately $0.9 million during the six months ended March 31, 2001 as a result of lower costs of revenue, primarily the costs incurred to rent audio visual equipment from third parties ("subrental expense"), salaries and related expenses and other miscellaneous expenses. The gross profit of the Presentation Services division decreased by approximately $2.9 million during the six months ended March 31, 2001 due to higher commission rates paid to hotel properties and salary costs. The gross profit on revenue was also impacted by $12.6 million and $10.9 for the six months ended March 31, 2001 and 2000, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of revenue. In addition, $2.5 million related to fixed asset write-offs was included in cost of revenue during the six months ended March 31, 2000.

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased $7.3 million, or 25.2%, to $21.7 million in the six months ended March 31, 2001 from $29.0 million in the six months ended March 31, 2000. Included in selling, general and administrative expenses for the six months ended March 31, 2000 was a total of $3.6 million related to one-time corporate office reorganization charges, including severance payments. As a result of the corporate office reorganization, total corporate costs, including salaries, rent and professional fees, were reduced by approximately $0.9 million. Selling, general and administrative expenses, as a percentage of revenue, was 10.0% during the six months ended March 31, 2001 compared with 13.8% in the six months ended March 31, 2000 primarily due to the corporate reorganization costs included in selling, general and administrative expenses during the six months ended March 31, 2000. The selling, general and administrative expenses of the Presentation Services and AVHQ business segments decreased by approximately $2.3 million and $0.6 million, respectively, from the prior year's comparable quarter as a result of certain cost cutting plans implemented by the Company during the last year.

Depreciation and amortization. Depreciation and amortization expense for the six months ended March 31, 2001 was $6.4 million, an increase of $0.6 million from $5.8 million in the corresponding period in the prior year, primarily due to increased depreciation from additional computer software and hardware purchases.

Interest expense, net. Interest expense, net increased by $3.8 million due to higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The income tax provision for the six months ended March 31, 2001 and 2000 relates to the Company's foreign operations.

Net loss. The Company realized a net loss from continuing operations of $16.1 million in the six months ended March 31, 2001 compared to a net loss from continuing operations of $21.9 million in the six months ended March 31, 2000. The loss per common share from continuing operations for the six months ended March 31, 2001 was $0.65 as compared with a loss per common share of $0.93 for the comparable period in the prior year. The loss per common share from discontinued operations was $ 2.39 for the six months ended March 31, 2000.


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue. The Company's total revenue increased $0.5 million from $111.2 million in the three months ended March 31, 2000 to $111.7 million in the three months ended March 31, 2001, after considering interdivision revenue eliminations of $2.6 million. The Company's Presentation Services division recognized total revenue of $86.1 million during the three months ended March 31, 2001 compared with revenue of $82.4 million during the three months ended March 31, 2000, an increase of $3.7 million, or 4.5%. The increase in primarily attributable to increased revenues from new hotel properties as well as existing properties. Revenue of the Company's Audio Visual Headquarters division decreased by approximately $2.2 million, or 7.2%, to $28.2 million for the three months ended March 31, 2001 from $30.4 million for the three months ended March 31, 2000 primarily as a result of revenues lost from specific events which did not recur this year and the discontinuance of unprofitable business.

Gross profit. Consolidated gross profit was $19.9 million for the three months ended March 31, 2001 as compared with $20.6 million for the three months ended March 31, 2000. Gross profit of the Audio Visual Headquarters division increased by approximately $0.4 million during the three months ended March 31, 2001 as a result of lower costs of revenue, primarily subrental costs, salaries and related expenses and other miscellaneous expenses. The gross profit of the Presentation Services division decreased by approximately $3.7 million during the three months ended March 31, 2001 due to higher commission rates, salary costs and higher sub-rental expenses. The gross profit on revenue for the three months ended March 31, 2001 and 2000 was also impacted by approximately $6.6 and $5.7 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of revenue. In addition, $2.5 million related to fixed asset write-offs was included in cost of revenue during the three months ended March 31, 2000.

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased $7.7 million, or 42.1%, to $10.6 million in the three months ended March 31, 2001 from $18.3 million in the three months ended March 31, 2000. Included in selling, general and administrative expenses for the three months ended March 31, 2000 was a total of $3.6 million related to one-time corporate office reorganization charges, including severance payments. As a result of the corporate office reorganization, other corporate costs, including salaries, rent and professional fees, were reduced by approximately $2.6 million from the prior year's comparable period. Selling, general and administrative expenses, as a percentage of revenue, was 9.5% during the three months ended March 31, 2001 compared with 16.5% in the three months ended March 31, 2000 primarily due to the corporate reorganization costs included in selling, general and administrative expenses during the three months ended March 31, 2000.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2001 was $3.2 million, an increase of $0.2 million from the corresponding period in the prior year, primarily due to increased depreciation from additional computer software and hardware purchases.

Interest expense, net. Interest expense, net increased by $1.7 million due to higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. There was no income tax benefit for the three months ended March 31, 2001 and 2000.

Net loss. The Company realized a net loss of $6.2 million in the three months ended March 31, 2001 compared to a net loss of $14.5 million in the three months ended March 31, 2000. The loss per common share from operations for the three months ended March 31, 2001 was $0.25 as compared with a loss per common share of $0.61 for the comparable period in the prior year. The loss per common share for the discontinued operations was $2.12 for the three months ended March 31, 2000.


Liquidity and Capital Resources

The following section provides certain historical information concerning the Company's existing credit facilities:

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility") to be utilized in connection with acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit Agreement"), which was fully utilized in connection with the acquisition of Visual Action Holdings plc in late 1997. Amounts outstanding under the Company's former credit facility were repaid with the proceeds from the Credit Agreement. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former credit facility. Approximately $4.8 million in debt issuance fees were incurred in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement.

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

At June 30, 1999, the Company did not achieve certain of the financial covenants specified in the Credit Agreement. In connection with the amendments made to the Credit Agreement in July 1999 (the "July 1999 Amendment"), the lenders waived through March 30, 2000, all defaults that had arisen or might arise from the failure to satisfy the specified financial covenants for June 30, 1999, September 30, 1999 and December 31, 1999. As part of such amendment, the Company agreed, among other things, to revised covenants regarding minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Credit Agreement, for the twelve month periods ending June 30, September 30 and December 31, 1999, and to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) for the six month periods ending September 30 and December 31, 1999.

At September 30, 1999, the Company was not in compliance with the covenants set forth in the July 1999 Amendment. In December, 1999, the Company obtained a further amendment (the "December 1999 Amendment") to the Credit Agreement that, among other things, extended the waivers under the July 1999 Amendment until October 1, 2000, and waived through October 1, 2000 all defaults arising from the failure at September 30, 1999 to satisfy the financial covenants specified in the July 1999 Amendment. As part of the December 1999 Amendment, the Company agreed to a minimum consolidated adjusted EBITDA covenant that was based on post-September 30, 1999 consolidated EBITDA (as defined in the Credit Agreement), and to restrictions on the amount of capital expenditures that could be made by the Company during the fiscal year ending September 30, 2000. The minimum required consolidated adjusted EBITDA, as defined, for fiscal 2000 exceeded levels achieved in fiscal 1999.

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

In March, 2000, the Company entered into a further amendment (the "March 2000 Amendment") to the Credit Agreement, that, among other things, (i) amended the maturity date of the Term Facility to October 1, 2001, (ii) reduced the amounts available to the Company under the Credit Agreement for letters of credit, (iii) eliminated altogether those financial covenants that the July 1999 Amendment and December 1999 Amendments previously had waived through October 1, 2000, (iv) amended the covenant relating to minimum Unadjusted Consolidated EBITDA, as defined in the Credit Agreements, for the three month period ended December 31, 1999, the six month period ended March 31, 2000, the nine month period ending June 30, 2000, the twelve month periods ending September 30 and December 31, 2000, and any period of four consecutive fiscal quarters ending on or after March 31, 2001, (v) amended the covenant relating to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) such that the Company may not permit capital expenditures to exceed $25 million in any two consecutive fiscal quarters or $40 million in any four consecutive fiscal quarters commencing with the fiscal quarter beginning January 1, 2000 and
(vi) requires the Company to provide certain additional reports to the lenders. In addition, pursuant to the terms of the March 2000 Amendment, the lenders withdrew the consent granted to the Company in the December 1999 Amendment to pursue the possible sale of the Company's audiovisual businesses.

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

Fees of approximately $1.2 million, $1.4 million and $1.0 million were incurred in connection with the amendments made to the Credit Agreement in December 1998, July, 1999, and December 1999, respectively. Such fees are being amortized over the remaining term of the Credit Agreement.

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

The maturity date of each of the Term Facility and the Revolving Facility is October 1, 2001. Interest on outstanding amounts under the Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either
(i) LIBOR plus 3.00% or (ii) an  alternate  base rate based upon the greatest of
(a) the agent bank's prime rate, (b) the six-month secondary certificate of deposit rate and (c) the federal funds rate. The applicable margins are subject to change based on the occurrence of certain events. Pursuant to the terms of the March 2000 Amendment, outstanding amounts under each of the Term Facility and Revolving Facility also accrue additional interest at the rate of 1% per annum payable in arrears upon the termination of the Credit Agreement.

On January 29, 2001, the Company entered into an agreement with The Chase Manhattan Bank and Chase Securities, Inc. for a $16.0 million senior revolving credit facility (the "New Credit Agreement") to be utilized for investment in audio visual equipment and other working capital needs of the Company. The New Credit Agreement provided the Company with additional liquidity to accelerate and increase its investment in new audio visual rental equipment. The New Credit Agreement is secured, on a first priority basis, by the same collateral that secures the Credit Agreement; therefore, in connection with entering into the New Credit Agreement, the Company was required to obtain a further amendment to the Credit Agreement (the "January 2001 Amendment") which permitted the subordination of the collateral in favor of the lenders under the New Credit Agreement. The maturity date of the New Credit Agreement is March 31, 2002. Approximately $1.1 million in debt issuance fees were incurred in connection with the New Credit Agreement. Such fees will be amortized over the term of the New Credit Agreement. Similar to the Credit Agreement, interest on outstanding amounts under the New Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or (ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and
(c) the federal funds rate. The New Credit Agreement has substantially the same financial covenants as those required under the Credit Agreement.

In May, 2001, the Company notified the lenders under the Credit Agreements that it was not in compliance with certain financial covenants set forth in the March 2000 Amendment and the New Credit Agreement; specifically, the financial covenant relating to the minimum required Consolidated Unadjusted EBITDA, as defined in the Credit Agreements, for the four consecutive quarters ended March 31, 2001. The Company obtained a waiver from its lenders waiving all defaults arising from its failure to achieve the minimum required Unadjusted Consolidated EBITDA for the four consecutive quarters ended March 31, 2001. No amendments to the Credit Agreements were made in connection with the waiver.

The securitized collateral under the Credit Agreement and the New Credit Agreement consists of substantially all of the assets of the Company and its material subsidiaries, and the Company and its material subsidiaries have pledged the stock of their respective subsidiaries for the ratable benefit of its lending banks. In addition to the financial covenants described above, the Credit Agreements contain certain other covenants and restrictions customary for credit facilities of a similar nature, including, without limitation, restrictions on the ability of the Company to pay dividends.

Pursuant to the terms of the Credit Agreement and the New Credit Agreement, all principal and interest amounts outstanding thereunder are due on October 1, 2001 and March 31, 2002, respectively, (the "Maturity Dates"). Accordingly, all outstanding debt associated with the Credit Agreement and the New Credit Agreement has been classified as short-term in the accompanying consolidated balance sheet at March 31, 2001. The Company recognizes that it will be necessary to refinance or restructure its indebtedness on or before the Maturity Dates. While the Company has not identified a definitive plan to address its outstanding indebtedness, it is currently assessing various refinancing or restructuring options, including, among other things, extending the Maturity Dates and converting a portion of the Company's existing outstanding debt into equity. Since it has not identified a specific refinancing or restructuring plan, it is too early to quantify any anticipated costs of executing the plans or assessing the likelihood of the execution of such plan. In the event that the Company is not able to refinance or restructure the indebtedness under the Credit Agreement or the New Credit Agreement, the Company's lenders would be entitled to exercise all or any of their other rights or remedies. Any such exercise of rights and remedies thereunder would likely have a material adverse effect on the Company, raising uncertainty as to whether the Company would continue as a going concern. There can be no assurance that the Company will be able to refinance or restructure its indebtedness or that it will be able to take such other action to reduce its indebtedness prior to October 1, 2001. No adjustments have been made to the carrying value of assets and liabilities in the accompanying financial statements to reflect this uncertainty.

As of May 3, 2001, the Company had a total of $375.0 million outstanding under the Credit Agreement and the New Credit Agreement. A total of $362.1 million was outstanding under the Credit Agreement, of which $200.5 million was outstanding under the Revolving Facility, and $12.9 million was outstanding under the New Credit Agreement. Cash on hand as of such date was $13.1 million. The weighted average interest rate on outstanding indebtedness was 8.5% as of March. 31, 2001.

As previously disclosed, the Company disposed of its Communications Division and MES subsidiary in April and May, 2000, respectively. The following table sets forth certain cash flow information for the Company's combined continuing and discontinued operations for the six months ended March 31, 2000 and for the Company's continuing audio visual services business units for the six months ended March 31, 2001.

                                                     Six Months Ended March 31,
                                                      2001                2000
                                                    -------             -------

Net cash provided by (used in):

Operating activities                               $ (1,261)           $ (2,857)
Investing activities                                (16,511)            (20,908)
Financing activities                                 16,493              22,419

For the six months ended March 31, 2001, $1.3 million was used in operating activities. The net loss adjusted for depreciation and amortization and fixed asset write-offs provided $3.1 million. The net change in working capital used $4.3 million, with decreases in prepaid expenses and other current assets and increases in accrued expenses and other liabilities and taxes payable, which were more than offset by increases in accounts receivable and other assets, and decreases in trade accounts payable. Investing activities used $16.5 million as a result of audiovisual rental equipment purchases and additional investments in computer software applications for new accounting systems. Financing activities provided $16.5 million from drawings under the Company's credit facility.

For the six months ended March 31, 2000, $2.9 million was used in operating activities. The net loss adjusted for depreciation and amortization, the fixed asset write-offs and the loss on disposition of assets required $11.7 million. The net change in working capital provided $8.8 million, with decreases in prepaid and other current assets, other assets and increases in accounts payable and deferred income and accrued expenses and other liabilities, which were more than offset by increases in accounts receivable and deferred charges and assets held for sale and decreases in taxes payable. Investing activities used $20.9 million due to property and equipment additions. Financing activities provided $22.4 million in the six months ended March 31, 2000 under the Company's Credit Agreement, of which $77.6 million was provided by the drawings under the Company's Credit Agreement, offset by repayments of $55.2 million.

Capital expenditures were $16.5 million and $20.7 million during the six months ended March 31, 2001 and 2000, respectively. During the six months ended March 31, 2001 and 2000, the purchase of audiovisual equipment used in operations comprised the major portion of capital expenditures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the Company's foreign operations are exposed to fluctuations in currency values. However, management does not consider the impact of currency fluctuations to represent a significant risk, as its foreign operations are a minimal component to its consolidated operations. The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. rates affect the interest paid on a portion of its debt. The Company does not enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

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

Although the Company believes it has meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement in principal in late June, 2000, to settle the class action, which was announced on July 20, 2000. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid entirely by the Company's insurance carrier and was paid into an account to be administered by counsel for the plaintiffs. The terms of the settlement are subject to, among other things, court approval and execution of definitive settlement documentation. In the event that the action is not finally settled, the Company believes it has meritorious defenses to this action and intends to defend the lawsuit vigorously.

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

ITEM 2.  CHANGES IN SECURITIES

(a)      See "ITEM 5. OTHER INFORMATION" below.

(b)      Not Applicable

(c)      Not Applicable

(d)      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Annual Meeting of Stockholders
         Date held:  March 2, 2001

(b)      Directors elected:

         Errol M. Cook
         Digby J. Davies
         Robert K. Ellis
         Bryan D. Langton
         David E. Libowitz
         C. Anthony Wainwright

(c)      Matters Voted Upon:

         1.       Election of Directors

                  Nominee                       Votes For        Votes Withheld

                  Errol M. Cook                 20,419,458           179,312
                  Digby J. Davies               20,422,558           176,212
                  Robert K. Ellis               20,422,608           176,162
                  Bryan D. Langton              20,420,458           178,312
                  David E. Libowitz             20,421,458           177,312
                  C. Anthony Wainwright         20,420,458           178,312

         2. Approval and Ratification of Appointment of Ernst & Young LLP as Independent Auditors for the Fiscal Year Ending December 31, 2001, including, the Transition Report Period October 1, 2000 through December 31, 2000.

                  Votes for:                    20,495,772
                  Votes against:                    76,048
                  Votes abstaining:                 26,950

ITEM 5.  OTHER INFORMATION

         On March 12, 2001, the Company announced that it had advised the New York Stock Exchange ("NYSE") that the Company was moving the listing of its common stock from the NYSE to the OTC Bulletin Board, effective March 19, 2001. This announcement followed several months of discussions with representatives from the NYSE concerning the Company's continued listing on the NYSE. In spring and summer, 2000, the Company received notices from the NYSE that its listing fell below certain of the NYSE's continued listing criteria. In response to the notices from the NYSE, the Company submitted a business plan to the NYSE demonstrating the Company's ability to comply with the continued listing criteria by the November, 2001, deadline established by the NYSE. In late summer, 2000, the Company announced that the NYSE had accepted the Company's business plan, subject to the Company's meeting certain interim objectives outlined in the business plan. The Company believed that attempting to meet the future interim objectives outlined in the business plan submitted to the NYSE may not be in the best interests of the Company. The trading symbol assigned to the Company's listing of its common stock on the OTC Bulletin Board is: AVSV.

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

         3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed June 29, 2000, with the Secretary of State of the State of Delaware (filed as Exhibit
                  3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).

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

         10.7 Sixth Amendment, Consent and Agreement, dated as of January 29, 2001, to the Credit Agreement (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit
                  10.7 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

         10.8 Waiver, dated May 4, 2001, to the Credit Agreement dated as of October 29, 1997, Among the Company, Audio Visual Services
                  (NY) Corporation, the several banks And other financial institutions, The Chase Manhattan Bank, as Administrative Agent, And Merrill Lynch Capital Corporation, as Syndication Agent.

         10.9 Senior Secured Revolving Credit Agreement, dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.8 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

         10.10 Waiver, dated May 4, 2001, to the Senior Revolving Credit Agreement dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several banks And other financial institutions, The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent.

         10.11    Amended and Restated 1996 Stock Option Plan (filed as Exhibit
                  10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference).


(b)      Reports on Form 8-K:

         The Company filed the following report on Form 8-K during the three months ended March 31, 2001:

         Date of Filing     Items Reported    Subject of Report

         March 14, 2001              5        Reporting that the Company's
                                              listing of its common Stock will
                                              move from the New York Stock
                                              Exchange to the OTC Bulletin
                                              Board, effective March 19, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AUDIO VISUAL SERVICES CORPORATION.
                                  (Registrant)

Date:  May 15, 2001

                                        By: /s/ Digby J. Davies
                                            ------------------------------------
                                            Digby J. Davies
                                            President and Chief Operating
                                            Officer and Acting Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit
         Number                Description of Document Page Number
         ------                -----------------------------------

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

         3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed June 29, 2000, with the Secretary of State of the State of Delaware (filed as Exhibit
                  3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).

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

         10.7 Sixth Amendment, Consent and Agreement, dated as of January 29, 2001, to the Credit Agreement (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit
                  10.7 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

         10.8 Waiver, dated May 4, 2001, to the Credit Agreement dated as of October 29, 1997, Among the Company, Audio Visual Services
                  (NY) Corporation, the several banks And other financial institutions, The Chase Manhattan Bank, as Administrative Agent, And Merrill Lynch Capital Corporation, as Syndication Agent.

         10.9 Senior Secured Revolving Credit Agreement, dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.8 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

         10.10 Waiver, dated May 4, 2001, to the Senior Revolving Credit Agreement dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several banks And other financial institutions, The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent.

         10.11    Amended and Restated 1996 Stock Option Plan (filed as Exhibit
                  10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference).