Form 10-Q
period 2001-06-30
AUDIO VISUAL SERVICES CORP
filed 2001-08-14
CIK 1005015

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER: 1-14234


                        AUDIO VISUAL SERVICES CORPORATION
                    ----------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                      13-3466655
            -------------------------------------------------------
            (STATE OR OTHER JURISDICTION        OF (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)


           111 WEST OCEAN BOULEVARD, SUITE 1110, LONG BEACH, CA 90802
               ---------------------------------------------------

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

                            YES /X/            NO / /

The registrant had 25,057,346 shares of Common Stock (par value $0.01 per share) outstanding as of August 10, 2001.

                                      INDEX

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets as of
          June 30, 2001 and September 30, 2000............................... 3

          Consolidated Statements of Operations for
          the nine months ended June 30, 2001 and 2000....................... 4

          Consolidated Statements of Operations for
          the three months ended June, 2001 and 2000......................... 5

          Consolidated Statements of Cash Flows for
          the nine months ended June 30, 2001 and 2000....................... 6

          Consolidated Statement of Changes in Stockholders'
          Equity for the nine months ended June 30, 2001 and 2000............ 7

          Notes to Consolidated Financial Statements......................... 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................14

Item 3.   Quantitative and Qualitative
          Disclosures About Market Risk .....................................20

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................................21

Item 2.   Changes in Securities..............................................21

Item 4.   Submission of Matters to a Vote of Security Holders................21

Item 5.   Other Information .................................................22

Item 6.   Exhibits and Reports on Form 8-K...................................23

SIGNATURES...................................................................25

                        AUDIO VISUAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,   SEPTEMBER 30,
ASSETS                                                    2001        2000
                                                       (UNAUDITED)  (NOTE 1)
                                                        ---------    ---------
                                                        (AMOUNTS IN THOUSANDS)
Current Assets:
Cash and cash equivalents                               $   8,182    $   1,272
Trade accounts receivable - net of allowance for
  doubtful accounts of $4,540 and $4,310 at
  June 30, 2001 and September 30, 2000, respectively       48,323       47,585
Prepaid expenses and other current assets                   6,008       14,782
                                                        ---------    ---------
        Total Current Assets                               62,513       63,639

Property and equipment - net                               70,342       68,103
Goodwill - net                                            265,202      272,009
Other assets                                               11,225       10,538
                                                        ---------    ---------
        TOTAL ASSETS                                    $ 409,282    $ 414,289
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                       $ 373,950    $      --
Trade accounts payable                                      7,547       13,249
Accrued expenses and other current liabilities             40,393       38,427
Taxes payable                                                 626          830
                                                        ---------    ---------

Total Current Liabilities                                 422,516       52,506

Long-term debt                                                 --      344,957
Deferred tax liability                                      7,295        7,350
Other liabilities                                           1,382        1,922
                                                        ---------    ---------

                TOTAL LIABILITIES                         431,193      406,735
Stockholders' Equity:
Preferred stock, $0.01 par value:
2,000 shares authorized, none issued and
  outstanding at June 30, 2001 and
  September 30, 2000, respectively                             --           --
Common stock, $0.01 par value:
  100,000 voting shares authorized 25,057 and
  24,568 shares issued and outstanding at
  June 30, 2001 and September 30, 2000, respectively          251          246
Additional paid-in capital                                168,344      168,170
Deferred compensation                                        (271)        (250)
Accumulated other comprehensive loss                       (7,838)      (7,828)
Accumulated deficit                                      (182,397)    (152,784)

                                                        ---------    ---------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                      (21,911)       7,554
                                                        ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 409,282    $ 414,289
                                                        =========    =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)

                                                               JUNE 30,
                                                         2001           2000
                                                       ---------      ---------
                                                        (AMOUNTS IN THOUSANDS)

Revenue                                                $ 327,468      $ 327,028

Cost of revenue                                          274,604        265,534
                                                       ---------      ---------
Gross profit                                              52,864         61,494
                                                       ---------      ---------

Operating expenses:
  Selling, general and administrative
    expenses (note 4)                                     35,891         41,668
  Loss on sale of assets (note 5)                             --          3,000
  Depreciation and amortization                            9,729          8,801
                                                       ---------      ---------

       Total operating expenses                           45,620         53,469
                                                       ---------      ---------

Operating income                                           7,244          8,025

Interest expense, net                                     36,537         33,686
                                                       ---------      ---------

Loss from continuing operations before taxes             (29,293)       (25,661)
  Provision (benefit) for taxes                              320           (330)
                                                       ---------      ---------

Loss from continuing operations                          (29,613)       (25,331)

Discontinued operations (note 4)
  Loss from operations (less income taxes
    of $330)                                                  --        (16,458)
  Loss on disposal of assets
    (less income taxes of $0)                                 --        (40,313)
                                                       ---------      ---------

Loss from discontinued operations                             --        (56,771)
                                                       ---------      ---------

Net loss                                               $ (29,613)     $ (82,102)
                                                       =========      =========

Basic and diluted loss per common share:

    Loss from continuing operation                     $   (1.18)     $   (1.08)
    Loss  from discontinued operations,
      net of tax                                              --          (2.38)
                                                       ---------      ---------

Net loss per common share                              $   (1.18)     $   (3.46)
                                                       =========      =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)

                                                                 JUNE,
                                                          2001           2000
                                                       ---------      ---------
                                                        (AMOUNTS IN THOUSANDS)

Revenue                                                $ 109,729      $ 117,054

Cost of revenue                                           94,188         92,494
                                                       ---------      ---------

Gross profit                                              15,541         24,560
                                                       ---------      ---------
Operating expenses:
  Selling, general and administrative
    expenses (note 4)                                     14,163         12,633
  Depreciation and amortization                            3,370          2,973
                                                       ---------      ---------

        Total operating expenses                          17,533         15,606
                                                       ---------      ---------

Operating income (loss)                                   (1,992)         8,954

Interest expense, net                                     11,357         12,341
                                                       ---------      ---------

Loss before taxes                                        (13,349)        (3,387)
  Provision (benefit) for taxes                              135             --
                                                       ---------      ---------

Net loss                                                 (13,484)     $  (3,387)
                                                       =========      =========

Basic and diluted net loss per common share            $   (0.54)         (0.14)
                                                       =========      =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)

                                                                  JUNE,
                                                           2001         2000
                                                         ---------    ---------
                                                         (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                               $ (29,613)   $ (82,102)
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                         28,980       33,147
      Fixed asset write-off                                    180        2,500
      Loss on disposition of assets                             --       40,313
  Change in assets and liabilities:
      Increase in trade accounts receivable                   (738)      (2,587)
      Increase in deferred charges                              --       (7,167)
      Decrease in prepaid expenses and
         other current assets                                6,195        3,910
      (Increase) decrease in other assets                     (686)       2,212
      Increase (decrease) in trade accounts payable         (5,702)         418
      Increase in deferred income                               --       12,733
      Increase (decrease) in accrued expenses and
         other liabilities                                   5,516       (6,083)
      Decrease in taxes payable                               (260)        (821)
                                                         ---------    ---------
  Net cash provided by (used in) operating
    activities                                               3,872       (3,527)
                                                         ---------    ---------
Cash flow used in investing activities:
      Purchase of property and equipment                   (24,817)     (27,854)
      Proceeds from disposed
        business, net of transaction costs                      --      111,694
      Acquisition of intangibles and businesses,
        net of cash acquired                                    --         (229)
                                                         ---------    ---------
   Net cash (used in) provided by investing activities     (24,817)      83,611
                                                         ---------    ---------

Cash flow provided by financing activities:
      Repayments of long-term debt                          (8,000)    (161,700)
      Proceeds from long-term debt                          36,993       84,625
      Payment of debt issuance fees                         (1,122)        (991)
                                                         ---------    ---------
   Net cash (used in) provided by financing
     activities                                             27,871      (78,066)
                                                         ---------    ---------
Translation effect on cash and cash equivalents                (16)        (679)
Net increase (decrease) in cash                              6,910        1,339
Cash, beginning of period                                    1,272        1,675
                                                         ---------    ---------
Cash, end of period                                      $   8,182    $   3,014
                                                         =========    =========
Supplemental disclosure of cash flow information:
        Interest paid                                    $  23,977    $  38,009
                                                         =========    =========
        Income taxes paid                                $     520    $     198
                                                         =========    =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                    ADDITIONAL             ACCUMULATED                  TOTAL
                                                  COMMON STOCK       PAID-IN    RETAINED  COMPREHENSIVE   DEFERRED   STOCKHOLDERS'
                                               SHARES      AMOUNT    CAPITAL    EARNINGS     INCOME     COMPENSATION   EQUITY
                                             ---------   ---------  ---------  ---------  ------------  ------------ ------------
For the nine months ended June 30, 2001:

Balance at September 30, 2000                   24,568   $     246  $ 168,170  $(152,784)   $  (7,828)   $    (250)   $   7,554
Net loss                                            --          --         --    (29,613)          --           --      (29,613)
Foreign currency translation adjustment             --          --         --         --          (10)          --          (10)
                                                                                                                      ---------
Comprehensive loss                                  --          --         --         --           --           --      (29,623)
                                             ---------   ---------  ---------  ---------    ---------    ---------    ---------

Restricted Stock                                    --          --         --         --           --          158          158
Issuance of restricted common stock                489           5        174         --           --         (179)          --
                                             ---------   ---------  ---------  ---------    ---------    ---------    ---------

Balance at June 30, 2001                        25,057   $     251  $ 168,344  $(182,397)   $  (7,838)        (271)     (21,911)
                                             =========   =========  =========  =========    =========    =========    =========


For the nine months ended June 30, 2000:

Balance at September 30, 1999                   23,697   $     236  $ 167,677  $ (40,648)   $  (4,785)          --    $ 122,480
Net loss                                            --          --         --    (82,102)          --           --      (82,102)
Foreign currency translation adjustment             --          --         --         --       (2,387)          --       (2,387)
                                                                                                                      ---------
Comprehensive loss                                  --          --         --         --           --           --      (84,489)
Issuance of common stock                           205           3        250         --           --           --          253
                                             ---------   ---------  ---------  ---------    ---------    ---------    ---------

Balance at June 30, 2000                        23,902   $     239  $ 167,927  $(122,750)   $  (7,172)         $--    $  38,244
                                             =========   =========  =========  =========    =========    =========    =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements of Audio Visual Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending December 31, 2001.


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

2.   FINANCIAL CONDITION

As of August 10, 2001, the Company had total debt outstanding of $374.0 million, of which $362.1 million was outstanding under its previously existing credit facility (the "Credit Agreement") and $11.9 million was outstanding under its $16.0 million senior revolving credit facility (the "New Credit Agreement" and together with the Credit Agreement, the "Credit Agreements"). All principal and accrued interest amounts outstanding under the Credit Agreement and the New Credit Agreement are due on October 1, 2001 and March 31, 2002, respectively (the "Maturity Dates"). Accordingly, all outstanding debt associated with the Credit Agreements has been classified as short-term in the accompanying consolidated balance sheet at June 30, 2001. The Company recognizes that it will be necessary to refinance or restructure its indebtedness on or before October 1, 2001. While the Company has not identified a definitive plan to address its outstanding indebtedness, it is currently assessing various refinancing or restructuring options, including, among other things, extending the Maturity Dates and converting a portion of the Company's existing outstanding debt into equity. To this end, the Company has engaged a financial advisor, The Blackstone Group, L.P., to assist the Company in analyzing and developing specific alternatives in connection with refinancing and/or restructuring the Company's indebtedness. Since the Company has not identified a definitive plan to address the Company's outstanding indebtedness, it is too early to predict anticipated costs associated with executing a refinancing and/or restructuring plan and it is too early to assess the likelihood of successfully executing a definitive plan. Further, there can be no assurance that the Company will be able to refinance or restructure its indebtedness or that it will be able to take such other action to reduce its indebtedness prior to October 1, 2001. In the event that the Company is unable to refinance or restructure the indebtedness under the Credit Agreements by such date, the lenders would be entitled to exercise all or any of their rights and remedies provided under the Credit Agreements and/or the Company may deem it advisable to exercise its rights and remedies under applicable law, including, without limitation, seeking protection under bankruptcy law. Any such exercise of rights and remedies would likely have a material adverse effect on the Company, raising substantial doubt as to whether the Company would continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities in the accompanying financial statements to reflect this uncertainty.

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

In May and August, 2001, the Company notified the lenders under the Credit Agreements that it was not in compliance with certain financial covenants set forth in the March 2000 Amendment and the New Credit Agreement; specifically, the financial covenant relating to the minimum required Consolidated Unadjusted EBITDA, as defined in the Credit Agreements, for the four consecutive quarters ended March 31 and June 30, 2001. In both instances, the Company obtained waivers from its lenders waiving all defaults arising from its failure to achieve the minimum required Unadjusted Consolidated EBITDA for the four consecutive quarters ended March 31 and June 30, 2001. No amendments to the Credit Agreements were made in connection with the waivers.


Further, the Company was required to engage a financial advisor in connection with refinancing or restructuring its indebtedness no later than June 1, 2001, pursuant to the terms of the Credit Agreement. The Company obtained a waiver from its lenders extending the date by which the Company was required to engage a financial advisor to October 1, 2001. Notwithstanding the aforementioned waiver, in July, 2001, the Company determined that it was in its best interest to engage a financial advisor to assist it in identifying specific alternatives with respect to refinancing and/or restructuring the Company's indebtedness. As referenced above, the Company engaged The Blackstone Group L.P. as its financial advisor in August 2001.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain reclassifications have been made to the Company's statement of operations for the nine months ended June 30, 2001 and for the three and nine months ended June 30, 2000 to conform to the presentation of the results of operations for the three months ended June 30, 2001.

REVENUE RECOGNITION

Revenue is recognized over the period in which audio visual equipment is rented to customers. Revenue for staging services is recognized as the services are provided.


COST OF REVENUE

Cost of revenue is comprised principally of direct labor costs, commissions, depreciation of equipment rented to clients and customers in the conduct of business, and equipment rentals.


GOODWILL AND OTHER LONG LIVED ASSETS

Goodwill represents the excess of cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods ranging from 15 years to 40 years. Accumulated amortization of goodwill was $34.5 million and $27.7 million as of June 30, 2001 and September 30, 2000, respectively. Other long-lived assets represent property and equipment.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $9.1 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

4.   DISCONTINUED OPERATIONS

On April 20, 2000, the Company sold substantially all of the assets of its worldwide Communications Group (the "Communications Group"). On May 9, 2000, the Company sold its U.K.-based Melville Exhibition Services subsidiary ("MES"). The Company recorded an aggregate loss on disposal of these operations of $40.3 million at March 31, 2000. Operating results of the Communications Group and MES have been segregated and reported as discontinued operations in the Consolidated Statement of Operations for the three and nine months ended June 30, 2000. Cash flow impacts of the discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. Components of the income (loss) from discontinued operations reflected in the Consolidated Statements of Operations are presented in the following table.

                                                   NINE MONTHS ENDED
                                                     JUNE 31, 2000
                                                     -------------
Revenue                                                $ 138,946
Cost of Revenue                                           94,943
Selling, general and  administrative expenses             53,378

Depreciation and Amortization                              6,671
                                                       ---------
Operating loss                                           (16,046)
Interest expense, net                                         82

Loss from operations  before tax                         (16,128)

                                                       ---------
Tax provision                                               (330)
                                                       ---------
Loss from discontinued  operations                     $ (16,458)
                                                       =========

5.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended March 31 and June 30, 2001, the Company recorded non cash charges aggregating $0.8 million and $2.3 million, respectively, primarily relating to the write-off of old accounts receivables and certain other miscellaneous assets related to the Company's former Atlanta-based audio visual services operations. Such charges have been included in the Company's selling, general and administrative expenses in the accompanying statement of operations for the three and nine months ended June 30, 2001.

In March, 2000, the Company recorded a charge of $3.6 million related to its corporate office and certain divisional reorganization plans. The charge, which relates to severance payments made in May, 2000, has been included in selling, general and administrative expenses for the nine months ended June 30, 2000 in the Company's accompanying consolidated statement of operations.

6.   LOSS ON DISPOSAL OF ASSETS

During the nine months ended June 30, 2000, the Company wrote off $3.0 million of assets relating to audio visual services businesses sold in August, 1999.

7.   SEGMENT INFORMATION

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


THREE MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS)


                                PRESENTATION
                                  SERVICES           AVHQ              TOTAL
                                  --------          -------          --------
     Revenue                       $83,278           $28,749         $112,027
     Gross profit                   11,777             3,764           15,541
     EBITDA                          8,595             4,657           13,252

     Three Months Ended June 30, 2000 (Amounts in Thousands)


                        PRESENTATION
                          SERVICES         AVHQ         OTHER        TOTAL
                        ------------     --------       ------     --------
     Revenue             $ 87,261      $ 31,769           $--      $119,030
     Gross profit          19,704         4,626           230        24,560
     EBITDA                17,038         4,223            --        21,261


Reconciliations to Consolidated Statement of Operations (Amounts in Thousands)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                            2001         2000
                                                         ---------    ---------

Total external revenue for reportable segments           $ 109,729    $ 117,054
Intradivision revenue for reportable segments                2,298        1,976
Elimination of intradivision revenue                        (2,298)      (1,976)
                                                         ---------    ---------
Total consolidated revenue                               $ 109,729    $ 117,054
                                                         =========    =========

Total "EBITDA" for reportable segments                   $  13,252    $  21,261
Corporate expenses                                           2,905        3,391
Write-offs of certain idle assets                            2,358           --
                                                         ---------    ---------

Total consolidated operating income before
  depreciation and amortization expense
  and interest expense, net                                  7,989       17,870
Depreciation and amortization expenses,
  including depreciation in cost of revenue                  9,981        8,916
Interest expense, net                                       11,357       12,341
                                                         ---------    ---------

    Total consolidated operating loss from continuing
     operations before taxes                             $ (13,349)   $  (3,387)
                                                         =========    =========


     Nine Months Ended June 30, 2001 (Amounts in Thousands)


                               PRESENTATION
                                 SERVICES           AVHQ            TOTAL
                                 --------         --------         --------

     Revenue                     $250,193         $ 83,696         $333,889
     Gross profit                  41,800           11,064           52,864
     EBITDA                        33,412           13,144           46,556

     Nine Months Ended June 30, 2000 (Amounts in Thousands)


                       PRESENTATION
                         SERVICES        AVHQ         OTHER          TOTAL
                       ------------     ------        ------         ------

     Revenue            $244,148      $ 88,061           $--       $332,209
     Gross profit         52,666        11,045        (2,217)        61,494
     EBITDA               41,004        11,107            --         52,111

     Reconciliations to Consolidated Statement of Operations (Amounts in Thousands)


                                                           NINE MONTHS ENDED
                                                                JUNE 30,
                                                           2001          2000
                                                        ---------     ---------

  Total external revenue for reportable segments        $ 327,468     $ 327,028
  Intradivision revenue for reportable segments             6,421         5,181
  Elimination of intradivision revenue                     (6,421)       (5,181)
                                                        ---------     ---------
  Total consolidated revenue                            $ 327,468     $ 327,028
                                                        =========     =========
  Total "EBITDA" for reportable segments                $  46,556     $  52,111
  Corporate expenses                                        7,224         9,293
  Write off of certain idle assets                          3,108            --
  Fixed asset write-off                                        --         2,500
  Loss on sale of assets                                       --         3,000
  Corporate reorganization costs                               --         3,600
                                                        ---------     ---------
  Total consolidated operating income before
  depreciation and amortization expense
  and interest expense, net                                36,224        33,718
  Depreciation and amortization expenses,
    including depreciation in cost of revenue              28,980        25,693
  Interest expense, net                                    36,537        33,686
                                                        ---------     ---------
Total consolidated operating loss
    from continuing operations before taxes             $ (29,293)    $ (25,661)
                                                        =========     =========


7.   EARNINGS PER COMMON SHARE

     The weighted average number of shares used in the calculation of basic and diluted earnings per common share was 25,016 and 23,752 for the nine months ended June 30, 2001 and 2000, respectively, and 25,057 and 23,862 for the three months ended June 30, 2001 and 2000, respectively.

AUDIO VISUAL SERVICES CORPORATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Effective April 20, 2000 and May 9, 2000, the Company disposed of substantially all of the assets of its worldwide Communications Group and its U.K.-based Melville Exhibition Services subsidiary, respectively. The operating results of each of the disposed businesses have been segregated and reported as discontinued operations in the consolidated statements of operations for the nine months ended June 30, 2000. The results of operations below are for the continuing operations of the Company's audiovisual services businesses only (which are comprised of the Presentation Services and Audio Visual Headquarters division) and do not include the results of operations of the disposed businesses.


Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Revenue. The Company's total revenue was $327.5 million and $327.0 for the nine months ended June 30, 2001 and 2000, respectively, excluding interdivision revenue of $6.4 million. The Company's Presentation Services division recognized $250.2 million of revenue during the nine months ended June 30, 2001 compared with revenue of $244.1 million during the nine months ended June 30, 2000, an increase of $6.1 million, or 2.5%. The increase is primarily attributable to higher revenues from new hotel properties as revenues from existing hotel properties ("same-store revenue") decreased as compared with the same period last year. The Company believes that the decrease in same-store hotel revenues within Presentation Services is due to the impact that the current economy has had on the level of business meetings occurring in these hotels. Revenue of the Company's Audio Visual Headquarters division decreased by approximately $4.4 million, or 5.0%, to $83.7 million for the nine months ended June 30, 2001 from $88.1 million for the nine months ended June 30, 2000 primarily as a result of the impact of the economic downturn and the discontinuance of unprofitable business.

Gross profit. Consolidated gross profit was $52.9 million for the nine months ended June 30, 2001, a decrease of $8.6 million from $61.5 million reported for the nine months ended June 30, 2000. Gross profit of the Audio Visual Headquarters division for the nine months ended June 30, 2001 approximated the corresponding period in the prior year on a lower sales level, primarily due to lower equipment subrental and salary related costs. The gross profit of the Presentation Services division decreased by approximately $10.9 million during the nine months ended June 30, 2001 due to higher commission rates paid to hotel properties and salary costs. The gross profit on revenue was also impacted by $19.3 million and $16.9 for the nine months ended June 30, 2001 and 2000, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of revenue. In addition, $2.5 million related to fixed asset write-offs was included in cost of revenue during the nine months ended June 30, 2000.

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased $5.8 million, or 13.9%, to $35.9 million in the nine months ended June 30, 2001 from $41.7 million in the nine months ended June 30, 2000. The selling, general and administrative expenses of the Presentation Services and AVHQ business segments decreased by approximately $1.5 million and $1.7 million, respectively, from the prior year's comparable period as a result of certain cost cutting plans implemented by the Company during the last year. During the nine months ended June 30, 2001, the Company recorded non cash charges aggregating $3.1 million primarily relating to the write-off of old accounts receivable and certain other miscellaneous assets related to the Company's former Atlanta-based audio visual services operations. Included in selling, general and administrative expenses for the nine months ended June 30, 2000 was a total of $3.6 million related to one-time corporate office reorganization charges, including severance payments. Selling, general and administrative expenses, as a percentage of revenue, was 11.0% during the nine months ended June 30, 2001 compared with 12.7% in the nine months ended June 30, 2000 primarily due to the corporate reorganization costs included in selling, general and administrative expenses during the nine months ended June 30, 2000.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended June 30, 2001 was $9.7 million, an increase of $0.9 million from $8.8 million in the corresponding period in the prior year, primarily due to increased depreciation from additional computer software and hardware purchases.

Interest expense, net. Interest expense, net increased by $2.9 million due to higher average outstanding indebtedness as well as higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The income tax provision for the nine months ended June 30, 2001 relates to the Company's foreign operations.

Net loss. The Company realized a net loss from continuing operations of $29.6 million in the nine months ended June 30, 2001 compared to a net loss from continuing operations of $25.3 million in the nine months ended June 30, 2000. The loss per common share from continuing operations for the nine months ended June 30, 2001 was $1.18 as compared with a loss per common share from continuing operations of $1.08 for the comparable period in the prior year. The loss per common share from discontinued operations was $ 2.38 for the nine months ended June 30, 2000.


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue. The Company's total revenue decreased $7.4 million from $117.1 million in the three months ended June 30, 2000 to $109.7 million in the three months ended June 30, 2001, after considering interdivision revenue eliminations of $2.0 million. The Company's Presentation Services division recognized total revenue of $83.3 million during the three months ended June 30, 2001 compared with revenue of $87.3 million during the three months ended June 30, 2000, a decrease of $4.0 million, or 4.6%. The decrease is primarily attributable to the impact of the economic downturn on same-store hotel revenue compared with the prior year. The increase in revenue from new hotel properties was not sufficient to offset the decrease in the same-store revenue. Revenue of the Company's Audio Visual Headquarters division decreased by approximately $3.0 million, or 9.4%, to $28.8 million for the three months ended June 30, 2001 from $31.8 million for the three months ended June 30, 2000 primarily as a result of smaller shows being held and cancellations occurring during the general economic slowdown.

Gross profit. Consolidated gross profit was $15.5 million for the three months ended June 30, 2001 as compared with $24.6 million for the three months ended June 30, 2000. Gross profit of the Audio Visual Headquarters division decreased by approximately $0.9 million during the three months ended June 30, 2001 as a result of lower revenues and slightly higher costs of revenue, primarily depreciation and other miscellaneous expenses. The gross profit of the Presentation Services division decreased by approximately $7.9 million during the three months ended June 30, 2001 due to higher commission rates and salary costs. The gross profit on revenue for the three months ended June 30, 2001 and 2000 was also impacted by approximately $6.6 million and $5.9 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of revenue.


Selling, general and administrative expenses. Total selling, general and administrative expenses increased $1.6 million, or 12.7%, to $14.2 million in the three months ended June 30, 2001 from $12.6 million in the three months ended June 30, 2000. During the three months ended June 30, 2001, the Company recorded non cash charges aggregating $2.3 million primarily relating to the write-off of old accounts receivable and certain other miscellaneous assets related to the Company's former Atlanta-based audio visual services operations. The selling, general and administrative costs of the Presentation Services division increased by $0.8 million due to higher salary costs and bad debt expense recognized during the three months ended June 30, 2001. Selling, general and administrative expenses related to the Audio Visual Headquarters division decreased by $1.1 million as a result of certain cost cutting plans implemented by the Company during the last year. As a percentage of revenue, selling, general and administrative expenses was 12.9% during the three months ended June 30, 2001 compared with 8.2% in the three months ended June 30, 2000


Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2001 was $3.4 million, an increase of $0.4 million from the corresponding period in the prior year, primarily due to increased depreciation from additional computer software and hardware purchases.

Interest expense, net. Interest expense, net increased by $1.0 million due higher borrowing costs.

Provision for taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate. The income tax expense during the three months ended June 30, 2001 relates to the Company's foreign operations.

Net loss. The Company realized a net loss of $13.5 million in the three months ended June 30, 2001 compared to a net loss of $3.4 million in the three months ended June 30, 2000. The loss per common share from operations for the three months ended June 30, 2001 was $0.54 as compared with a loss per common share of $0.14 for the comparable period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The following section provides certain historical information concerning the Company's existing credit facilities:

On October 28, 1997, the Company entered into a loan agreement with a syndicate of banks pursuant to which the Company increased its aggregate available bank financing from $100 million to $550 million, consisting of a $300 million six year revolving line of credit (the "Revolving Facility" to be utilized in connection with acquisitions and for working capital and general corporate purposes and a $250 million six year term loan (the "Term Facility" and together with the Revolving Facility, the "Credit Agreement"), which was fully utilized in connection with the acquisition of Visual Action Holdings plc in late 1997. Amounts outstanding under the Company's former credit facility were repaid with the proceeds from the Credit Agreement. The Company recognized an extraordinary loss of $0.6 million, net of taxes of $0.4 million in the quarter ended December 31, 1997 resulting from the write-off of the unamortized debt issuance fees relating to the Company's former credit facility. Approximately $4.8 million in debt issuance fees were incurred in connection with the Credit Agreement. Such fees are being amortized over the term of the Credit Agreement.

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


In May and August, 2001, the Company notified the lenders under the Credit Agreements that it was not in compliance with certain financial covenants set forth in the March 2000 Amendment and the New Credit Agreement; specifically, the financial covenant relating to the minimum required Consolidated Unadjusted EBITDA, as defined in the Credit Agreements, for the four consecutive quarters ended March 31 and June 30, 2001. The Company obtained waivers from its lenders waiving all defaults arising from its failure to achieve the minimum required Unadjusted Consolidated EBITDA for the four consecutive quarters ended March 31 and June 30, 2001. No amendments to the Credit Agreements were made in connection with the waivers.


The Company was also required to engage a financial advisor in connection with refinancing or restructuring its indebtedness no later than June 1, 2001, pursuant to the terms of the Credit Agreement. The Company obtained a waiver from its lenders extending the date by which the Company was required to engage financial advisor until October 1, 2001. Notwithstanding the aforementioned waiver, in July, 2001, the Company determined that it was in its best interest to engage a financial advisor to assist it in identifying specific alternatives with respect to refinancing and/or restructuring the Company's indebtedness. As referenced above, the Company engaged The Blackstone Group L.P. as its financial advisor in August 2001.


Pursuant to the terms of the Credit Agreement and the New Credit Agreement, all principal and interest amounts outstanding thereunder are due on October 1, 2001 and March 31, 2002, respectively, (the "Maturity Dates"). Accordingly, all outstanding debt associated with the Credit Agreement and the New Credit Agreement has been classified as short-term in the accompanying consolidated balance sheet at March 31, 2001. The Company recognizes that it will be necessary to refinance or restructure its indebtedness on or before the Maturity Dates. While the Company has not identified a definitive plan to address its outstanding indebtedness, it is currently assessing various refinancing or restructuring options, including, among other things, extending the Maturity Dates and converting a portion of the Company's existing outstanding debt into equity. To this end, the Company has engaged a financial advisor, The Blackstone Group, L.P., to assist the Company in analyzing and developing specific alternatives in connection with refinancing and/or restructuring the Company's indebtedness. Since the Company has not identified a definitive plan to address the Company's outstanding indebtedness, it is too early to predict anticipated costs associated with executing a refinance and/or restructuring plan and it is too early to assess the likelihood of successfully executing a definitive plan. Further, there can be no assurance that the Company will be able to refinance or restructure its indebtedness or that it will be able to take such other action to reduce its indebtedness prior to October 1, 2001. In the event that the Company is unable to refinance or restructure the indebtedness under the Credit Agreements by such date, the lenders would be entitled to exercise all/or any of their rights and remedies provided under the Credit Agreements and or the Company may deem it advisable to exercise its rights and remedies under applicable law, including, without limitation, seeking protection under bankruptcy law. Any such exercise of rights and remedies would likely have a material adverse effect on the Company, raising substantial doubt as to whether the Company would continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities in the accompanying financial statements to reflect this uncertainty.

As of August 10, 2001, the Company had a total of $374.0 million outstanding under the Credit Agreement and the New Credit Agreement. A total of $362.1 million was outstanding under the Credit Agreement, of which $200.5 million was outstanding under the Revolving Facility, and $11.9 million was outstanding under the New Credit Agreement. Cash on hand as of such date was $12.6 million. The weighted average interest rate on outstanding indebtedness was 7.2% as of June 30, 2001.

As previously disclosed, the Company disposed of its Communications Division and MES subsidiary in April and May, 2000, respectively. The following table sets forth certain cash flow information for the Company's combined continuing and discontinued operations for the nine months ended June 30, 2000 and for the Company's continuing audio visual services business units for the nine months ended June 30, 2001.


                                     NINE MONTHS ENDED JUNE 30,
                                        2001           2000
                                     ----------       --------

Net cash provided by (used in):

Operating activities                 $    3,872       $ (3,527)
Investing activities                    (24,817)        83,611
Financing activities                     27,871        (78,066)

For the nine months ended June 30, 2001, $3.9 million was provided by operating activities. The net loss adjusted for depreciation and amortization and fixed asset write-offs required $0.5 million. The net change in working capital provided $4.3 million, with increases in accounts receivable and other assets and decreases in accounts payable and taxes payable, which were more than offset by decreases in prepaid expenses and other current assets and increases in accrued expenses and other current liabilities. Investing activities used $24.8 million as a result of audiovisual rental equipment purchases and additional investments in computer software applications for new accounting systems. Financing activities provided $27.9 million primarily from drawings under the Company's credit facility. In addition, debt issuance fees of $1.1 million were paid in connection with the amendment made to the Credit Agreement in January, 2001.

For the nine months ended June 30, 2000, $3.5 million was used in operating activities. The net loss adjusted for depreciation and amortization, the fixed asset write-offs and the loss on disposition of assets required $6.1 million. The net change in working capital provided $2.6 million, with decreases in prepaid and other current assets, other assets and increases in accounts payable and deferred income, which were more than offset by increases in accounts receivable, deferred charges and decreases in accrued expenses and other liabilities and in taxes payable. Investing activities provided $83.6 million from the disposition of the Company's communications business in April 2000 and the disposition of its Melville Exhibition Services subsidiary in May 2000, offset by expenditures for property and equipment additions. Financing activities used $78.1 million in the nine months ended June 30, 2000, of which $161.7 million was used to repay outstanding indebtedness under the Company's Credit Agreement, offset by borrowings of $84.6 million. In addition debt issuance fees of $1.0 million were paid in connection with the amendments made to the Credit Agreement in December, 1999.

Capital expenditures were $24.8 million and $27.9 million during the nine months ended June 30, 2001 and 2000, respectively. During the nine months ended June 30, 2001 and 2000, the purchase of audiovisual equipment used in operations comprised the major portion of capital expenditures.


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

Although the Company believes it has meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement in principal in late June, 2000, to settle the class action, which was announced on July 20, 2000. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid entirely by the Company's insurance carrier and was paid into an account to be administered by counsel for the plaintiffs. The terms of the settlement are subject to, among other things, court approval and execution of definitive settlement documentation. In July, 2001, definitive settlement documentation was executed between the parties and submitted to the court for approval. The court has also signed a preliminary order in connection with settlement proceedings and has established a schedule for the court approval process in connection with the approval of the settlement. In the event that the action is not finally settled, the Company believes it has meritorious defenses to this action and intends to defend the lawsuit vigorously.

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


ITEM 2. CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not Applicable

(c) On July 21, 2001 ("Issuance Date"), the Company granted Hilton Hotels Corporation ("Hilton") warrants to purchase 1,000,000 fully paid and non-assessable shares of the Company's Common Stock, par value $0.01 per share at an exercise price of $0.42 per share ("Warrants"), an amount equal to the market price at the close of regular trading on the Issuance Date. The Warrants are not registered pursuant to an exemption under Section 4(2) of the Securities Act of 1933. The Warrants vest and may be purchased on a cumulative basis on each of the first, second, third and fourth anniversaries of the Issuance Date. The Warrants were issued in connection with a business transaction between the Company's Presentation Services hotel outsourcing operating division and Hilton, pursuant to which Presentation Services will provide audiovisual services to participating hotels in the Hilton family of brands for a period of four years.

(d)  Not applicable.

ITEM 5. OTHER INFORMATION

Effective August 9, 2001, Bryan D. Langton resigned from his position as a director of the Company.

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

3.3 Certificate of Amendment to the Restated Certificate of Incorporatin of the Company, filed June 29, 2000, with the Secretary of State of the State of Delaware (filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).

3.4 Third Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).

10.1 Credit Agreement, dated as of October 28, 1997 (the "Credit Agreement'"), among the Company, Caribiner, Inc., the several lenders named therein and The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit
         10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

10.2 First Amendment and Agreement, dated as of March 31, 1998, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.3 Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

10.4 Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

10.5 Fourth Amendment, Consent and Waiver, dated as of December 23, 1999, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

10.6 Fifth Amendment, Consent and Agreement, dated as of March 31, 2000, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000 and incorporated herein by reference).

10.7 Sixth Amendment, Consent and Agreement, dated as of January 29, 2001, to the Credit Agreement (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.7 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

10.8     Waiver, dated May 4, 2001, to the Credit Agreement (filed as Exhibit
         10.8 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).

10.9     Waiver, dated June 30, 2001, to the Credit Agreement.

10.10    Waiver, dated August 10, 2001, to the Credit Agreement.


10.11 Senior Secured Revolving Credit Agreement, dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger ("Senior Credit Agreement") (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.8 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

10.12    Waiver, dated May 4, 2001, to the Senior Credit Agreement (filed as
         Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).

10.13    Waiver, dated August 10, 2001, to the Senior Credit Agreement.

(b)      REPORTS ON FORM 8-K:

The Company filed the following report on Form 8-K during the three months ended June 30, 2001:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        AUDIO VISUAL SERVICES CORPORATION

                                   REGISTRANT

                              Date: August 14, 2001



                           BY: /s/ DIGBY J. DAVIES
                               -------------------------------------------------
                               Digby J. Davies
                               President and Chief Operating

                           Officer and Acting Chief Financial Officer (Principal
                           -----------------------------------------------------
                           Financial and Accounting Officer)

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

   3.4 Third Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference). 10.1 Credit Agreement, dated as of October 28, 1997 (the "Credit Agreement"), among the Company, Caribiner, Inc., the several lenders named therein and The Chase Manhattan Bank, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit
         10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference).

  10.2 First Amendment and Agreement, dated as of March 31, 1998, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

  10.3 Second Amendment and Waiver, dated as of December 18, 1998, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

  10.4 Third Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

 10.5 Fourth Amendment, Consent and Waiver, dated as of December 23, 1999, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

 10.6 Fifth Amendment, Consent and Agreement, dated as of March 31, 2000, to the Credit Agreement (schedules and exhibits omitted the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000 and incorporated herein by reference).

 10.7 Sixth Amendment, Consent and Agreement, dated as of January 29, 2001, to the Credit Agreement (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.7 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

10.8     Waiver, dated May 4, 2001, to the Credit Agreement (filed as Exhibit
         10.8 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).

10.9     Waiver, dated June 30, 2001, to the Credit Agreement.

10.10    Waiver, dated August 10, 2001, to the Credit Agreement.


10.11 Senior Secured Revolving Credit Agreement, dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger ("Senior Credit Agreement") (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.8 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

10.12    Waiver, dated May 4, 2001, to the Senior Credit Agreement (filed as
         Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).

10.13    Waiver, dated August 10, 2001, to the Senior Credit Agreement.