Form 10-Q
period 2001-09-30
AUDIO VISUAL SERVICES CORP
filed 2001-11-14
CIK 1005015

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER: 1-14234


                        AUDIO VISUAL SERVICES CORPORATION
                    ----------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                       13-3466655
            --------------------------------------------------------
            (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)


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

                       YES [X]           NO [ ]


The registrant had 25,057,346 shares of Common Stock (par value $0.01 per share) outstanding as of November 9, 2001.

                                                                               2
                                      INDEX

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets as of
          September 30, 2001 and September 30, 2000............................3

          Consolidated Statements of Operations for
          the twelve months ended September 30, 2001 and 2000..................4

          Consolidated Statements of Operations for
          the three months ended September 30, 2001 and 2000...................5

          Consolidated Statements of Cash Flows for
          the twelve months ended September 30, 2001 and 2000..................6

          Consolidated Statement of Changes in Stockholders'
          Equity for the twelve months ended September 30, 2001
          and 2000.............................................................7

          Notes to Consolidated Financial Statements...........................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................14

Item 3.   Quantitative and Qualitative
          Disclosures About Market Risk ......................................19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................20

Item 2.   Changes in Securities...............................................20

Item 5.   Other Information ..................................................20

Item 6.   Exhibits and Reports on Form 8-K....................................21

SIGNATURES....................................................................23

                        AUDIO VISUAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,   SEPTEMBER 30,
ASSETS                                                 2001            2000
                                                    (UNAUDITED)      (NOTE 1)
                                                     ---------       ---------
                                                       (AMOUNTS IN THOUSANDS)
Current Assets:
Cash and cash equivalents                            $  15,147       $   1,272
Trade accounts receivable - net of allowance for
  doubtful accounts of $4,692 and $4,310 at
  September 30, 2001 and 2000, respectively             31,665          47,585
Prepaid expenses and other current assets                3,843          14,782
                                                     ---------       ---------
          Total Current Assets                          50,655          63,639
Property and equipment - net                            67,540          68,103
Goodwill - net                                         262,933         272,009
Other assets                                            10,892          10,538
                                                     ---------       ---------
          TOTAL ASSETS                               $ 392,020       $ 414,289
                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                    $ 378,800       $      --
Trade accounts payable                                   4,625          13,249
Accrued expenses and other current liabilities          47,307          38,427
Taxes payable                                              300             830
                                                     ---------       ---------

Total Current Liabilities                              431,032          52,506

Long-term debt                                              --         344,957
Deferred tax liability                                   7,140           7,350
Other liabilities                                        1,282           1,922
                                                     ---------       ---------

                TOTAL LIABILITIES                      439,454         406,735
Stockholders' Equity:
Preferred stock, $0.01 par value:
2,000 shares authorized, none issued and
  outstanding at September 30, 2001and 2000,
  respectively                                              --              --
Common stock, $0.01 par value:
  100,000 voting shares authorized 25,057 and
  24,568 shares issued and outstanding at
  September 30, 2001 and 2000, respectively                251             246
Additional paid-in capital                             168,344         168,170
Deferred compensation                                     (217)           (250)
Accumulated other comprehensive loss                    (7,444)         (7,828)
Accumulated deficit                                   (208,368)       (152,784)
                                                     ---------       ---------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                   (47,434)          7,554
                                                     ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 392,020       $ 414,289
                                                     =========       =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE TWELVE MONTHS ENDED
                                   (UNAUDITED)

                                                              SEPTEMBER 30,
                                                            2001         2000
                                                         ---------    ---------
                                                         (AMOUNTS IN THOUSANDS)
Revenue                                                  $ 396,158    $ 420,414

Cost of revenue                                            343,238      354,375
                                                         ---------    ---------

Gross profit                                                52,920       66,039
                                                         ---------    ---------

Operating expenses:
  Selling, general and administrative
    expenses (note 5)                                       47,595       59,081
  Loss on sale of assets (note 6)                               --        3,000
  Depreciation and amortization                             13,290       12,675
                                                         ---------    ---------

    Total operating expenses                                60,885       74,756
                                                         ---------    ---------

Operating loss                                              (7,965)      (8,717)

Interest expense, net                                       47,344       46,308
                                                         ---------    ---------

Loss from continuing operations before taxes               (55,309)     (55,025)
  Provision for taxes                                          275          340
                                                         ---------    ---------

Loss from continuing operations                            (55,584)     (55,365)

Discontinued operations (note 7)
  Loss from operations (less income taxes
    of $330)                                                    --      (16,458)
  Loss on disposal of assets
    (less income taxes of $0)                                   --      (40,313)
                                                         ---------    ---------


Loss from discontinued operations                               --      (56,771)
                                                         ---------    ---------

Net loss                                                 $ (55,584)   $(112,136)
                                                         =========    =========

Basic and diluted loss per common share:

    Loss from continuing operations                      $   (2.23)   $   (2.32)
    Loss from discontinued operations, net of tax               --        (2.38)
                                                         ---------    ---------

Net loss per common share                                $   (2.23)   $   (4.70)
                                                         =========    =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (UNAUDITED)

                                                              SEPTEMBER 30,
                                                           2001          2000
                                                         --------      --------
                                                         (AMOUNTS IN THOUSANDS)

Revenue                                                  $ 68,690      $ 93,386

Cost of revenue                                            68,634        88,841
                                                         --------      --------

Gross profit                                                   56         4,545
                                                         --------      --------
Operating expenses:
  Selling, general and administrative
    expenses (note 5)                                      11,704        17,413
    Depreciation and amortization                           3,561         3,874
                                                         --------      --------

    Total operating expenses                               15,265        21,287
                                                         --------      --------

Operating loss                                            (15,209)      (16,742)

Interest expense, net                                      10,807        12,622
                                                         --------      --------

Loss before taxes                                         (26,016)      (29,364)
  Provision (benefit) for taxes                               (45)          670
                                                         --------      --------

Net loss                                                 $(25,971)     $(30,034)
                                                         ========      ========

Basic and diluted net loss per common share              $  (1.04)     $  (1.24)
                                                         ========      ========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE TWELVE MONTHS ENDED
                                   (UNAUDITED)

                                                              SEPTEMBER 30,
                                                            2001         2000
                                                         ---------    ---------
                                                         (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                               $ (55,584)   $(112,136)
  Adjustments to reconcile net loss to net cash
    Provided by operating activities:
      Depreciation and amortization                         39,259       42,660
      Fixed asset write-off                                    180        5,190
      Loss on disposition of assets                             --       40,313
  Change in assets and liabilities:
      Decrease in trade accounts receivable                 15,920        8,276
      Increase in deferred charges                              --       (7,167)
      Decrease in prepaid expenses and
         other current assets                                8,361        4,112
      Decrease in taxes receivable                              --        4,981
      (Increase) decrease in other assets                     (354)       2,757
      Increase (decrease) in trade accounts payable         (8,624)       3,910
      Increase in deferred income                               --       12,733
      Increase (decrease) in accrued expenses and
         other liabilities                                  11,421       (1,109)
      Decrease in taxes payable                               (741)          --
                                                         ---------    ---------

  Net cash provided by operating activities                  9,838        6,738
                                                         ---------    ---------
Cash flows used in investing activities:
      Purchase of property and equipment                   (28,665)     (36,815)
      Proceeds from disposed
        business, net of transaction costs                      --      111,694
      Acquisition of intangibles and businesses,
        net of cash acquired                                    --         (283)
                                                         ---------    ---------

Net cash (used in) provided by investing activities        (28,665)      74,596
                                                         ---------    ---------

Cash flows provided by financing activities:
     Repayments of long-term debt                           (8,000)    (177,311)
     Proceeds from long-term debt                           41,843       96,625
     Payment of debt issuance fees                          (1,122)        (991)
                                                         ---------    ---------

Net cash provided by (used in) financing activities         32,721      (81,677)
                                                         ---------    ---------
Translation effect on cash and cash equivalents                (19)         (60)
                                                         ---------    ---------
Net increase (decrease) in cash                             13,875         (403)

Cash, beginning of period                                    1,272        1,675
                                                         ---------    ---------
Cash, end of period                                      $  15,147    $   1,272
                                                         =========    =========
Supplemental disclosure of cash flow information:
       Interest paid                                     $  30,510    $  46,700
                                                         =========    =========
       Income taxes paid                                 $     520    $     300
                                                         =========    =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                   COMMON STOCK
                                               ---------------------
                                                                                             ACCUMULATED
                                                                                                 OTHER                     TOTAL
                                                                      ADDITIONAL                COMPRE-                    STOCK-
                                                                       PAID-IN     RETAINED     HENSIVE     DEFERRED      HOLDERS
                                               SHARES       AMOUNT     CAPITAL     EARNINGS     INCOME    COMPENSATION     EQUITY
                                              ---------   ---------   ---------   ---------    ---------  ------------   ---------
For the twelve months ended September 30, 2001:

Balance at September 30, 2000                    24,568   $     246   $ 168,170   $(152,784)   $  (7,828)   $    (250)   $   7,554
Net loss                                             --          --          --     (55,584)          --           --      (55,584)
Foreign currency translation adjustment              --          --          --          --          384           --          384
                                              ---------   ---------   ---------   ---------    ---------    ---------    ---------
Comprehensive loss                                   --          --          --          --           --           --      (55,200)

Restricted Stock Earned                              --          --          --          --           --          212          212
Issuance of restricted common stock                 489           5         174          --           --         (179)          --
                                              ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at September 30, 2001                    25,057   $     251   $ 168,344   $(208,368)   $  (7,444)   $    (217)   $ (47,434)
                                              =========   =========   =========   =========    =========    =========    =========

For the twelve months ended September 30, 2000:

Balance at September 30, 1999                    23,697   $     236   $ 167,677   $ (40,648)   $  (4,785)          --    $ 122,480
Net loss                                             --          --          --    (112,136)          --           --     (112,136)
Foreign currency translation adjustment              --          --          --          --       (3,043)          --       (3,043)
                                                                                               ---------    ---------    ---------
Comprehensive loss                                   --          --          --          --           --           --     (115,179)
Issuance of restricted common stock                 666           7         243          --           --         (250)          --
Issuance of common stock                            205           3         250          --           --           --          253
                                              ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at September 30, 2000                    24,568   $     246   $ 168,170   $(152,784)   $  (7,828)   $    (250)   $   7,554
                                              =========   =========   =========   =========    =========    =========    =========

   See accompanying notes to the unaudited consolidated financial statements.

                        AUDIO VISUAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements of Audio Visual Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the three and twelve months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for any other interim periods or for the year ending December 31, 2001.


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

2.   FINANCIAL CONDITION

As of November 7, 2001, the Company had total debt outstanding of $378.8 million, of which $362.8 million was outstanding under its previously existing credit facility (the "Credit Agreement") and $16.0 million was outstanding under its $16.0 million senior revolving credit facility (the "New Credit Agreement" and together with the Credit Agreement, the "Credit Agreements"). Currently, all principal and accrued interest amounts outstanding under the Credit Agreement and the New Credit Agreement are due on December 14, 2001 and March 31, 2002, respectively (the "Maturity Dates"). Accordingly, all outstanding debt associated with the Credit Agreements has been classified as short-term in the accompanying balance sheets at September 30, 2001. In September, 2001, the Company announced that its lenders extended the term of the Credit Agreement from October 1, 2001, to December 14, 2001. In addition to the extension of the term of the Credit Agreement, the lenders agreed to defer interest payments under the Credit Agreement until December 14, 2001. Certain financial covenant requirements contained in the Credit Agreements, including the requirement to achieve minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) for the twelve months ended September 30, 2001, were also waived. The Company recognizes that it will be necessary to refinance or restructure its indebtedness on or before the Maturity Dates. While the Company has not finalized a definitive plan with its lenders to refinance or restructure its outstanding indebtedness, the Company continues to analyze and assess various alternatives in consultation with its financial advisor, The Blackstone Group, L.P. including, among other things, converting a portion of the Company's existing outstanding debt into equity. Since a definitive refinance or restructure plan has not been finalized, the Company cannot predict the likelihood of successfully executing a refinance or restructure plan and the costs associated therewith. Further, there can be no assurance that the Company will be able to refinance or restructure its outstanding indebtedness or that it will be able to take such other action to reduce its indebtedness prior to December 14, 2001. In the event that the Company is unable to refinance or restructure the indebtedness under the Credit Agreements by such date, the lenders would be entitled to exercise all or any of their rights and remedies provided under the Credit Agreements and/or the Company may deem it advisable to exercise its rights and remedies under applicable law, including without limitation, seeking protection under bankruptcy law. Any such exercise of rights and remedies thereunder would likely have a material adverse effect on the Company, raising substantial doubt as to whether the Company would continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities in the accompanying financial statements to reflect this uncertainty.

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

In May and August, 2001, the Company notified the lenders under the Credit Agreements that it was not in compliance with certain financial covenants set forth in the March 2000 Amendment and the New Credit Agreement; specifically, the financial covenant relating to the minimum required Consolidated Unadjusted EBITDA, as defined in the Credit Agreements, for the four consecutive quarters ended March 31 and June 30, 2001. In both instances, the Company obtained a waiver from its lenders waiving all defaults arising from its failure to achieve the minimum required Unadjusted Consolidated EBITDA for the four consecutive quarters ended March 31 and June 30, 2001. No amendments to the Credit Agreements were made in connection with the waiver.

Further, the Company was required to engage a financial advisor in connection with refinancing or restructuring its indebtedness no later than September 1, 2001, pursuant to the terms of the Credit Agreement. The Company obtained a waiver from its lenders extending the date by which the Company was required to engage a financial advisor to October 1, 2001. Notwithstanding the aforementioned waiver, in July, 2001, the Company determined that it was in its best interest to engage a financial advisor to assist it in identifying specific alternatives with respect to refinancing and/or restructuring the Company's indebtedness. As referenced above, the Company engaged The Blackstone Group L.P. as its financial advisor in August 2001.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain reclassifications have been made to the Company's statement of operations for the twelve months ended September 30, 2001 and for the three and twelve months ended September 30, 2000 to conform to the presentation of the results of operations for the three months ended September 30, 2001.

REVENUE RECOGNITION

Revenue is recognized over the period in which audio visual equipment is rented to customers. Revenue for staging services is recognized as the services are provided.


COST OF REVENUE

Cost of revenue is comprised principally of direct labor costs, commissions, depreciation of equipment rented to clients and customers in the conduct of business, and equipment rentals.


GOODWILL

Goodwill represents the excess of cost over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods ranging from 15 years to 40 years. Accumulated amortization of goodwill was $36.8 million and $27.7 million as of September 30, 2001and September 30, 2000, respectively. Other long-lived assets represent property and equipment.

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


In June,  2001, the Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.


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

4.  DISCONTINUED OPERATIONS

On April 20, 2000, the Company sold substantially all of the assets of its worldwide Communications Group (the "Communications Group"). On May 9, 2000, the Company sold its U.K.-based Melville Exhibition Services subsidiary ("MES"). The Company recorded an aggregate loss on disposal of these operations of $40.3 million at March 31, 2000. Operating results of the Communications Group and MES have been segregated and reported as discontinued operations in the Consolidated Statement of Operations for the three and twelve months ended September 30, 2000. Cash flow impacts of the discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. Components of the income (loss) from discontinued operations reflected in the Consolidated Statements of Operations are presented in the following table.

                                                            TWELVE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                                    2000

Revenue                                                          $ 138,946
Cost of Revenue                                                     94,943
Selling, general and  administrative expenses                       53,378

Depreciation and Amortization                                        6,671

Operating loss                                                     (16,046)
Interest expense, net                                                   82

Loss from operations  before tax                                   (16,128)
                                                                 ---------
Tax provision                                                         (330)
                                                                 ---------
Loss from discontinued  operations                                 (16,458)
                                                                 =========

5.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the twelve months ended September 30, 2001, the Company recorded non cash charges aggregating $3.1 million primarily relating to the write-off of old accounts receivables and certain assets related to the Company's former Atlanta-based audio visual services operation. Such charges were made in prior quarters and have been included in the Company's selling, general and administrative expenses in the accompanying statement of operations for the twelve months ended September 30, 2001.

During the twelve months ended September 30, 2000, the Company recorded aggregate charges of $10.5 million related to its corporate office and certain divisional reorganization plans. Such charges included, among other things, $3.9 million primarily related to severance payments, which were made in the third fiscal quarter of 2000. In addition, the Company announced that in late June, 2000 it had reached an agreement in principle to settle the class action previously filed against the Company, certain of its former officers and one of its former directors. Under the agreement, all claims against the Company and individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the agreement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid in its entirety by the Company's insurance carrier. In October, 2001, a final settlement hearing was held and the court thereafter approved the settlement and attorneys fees and costs. The final order issued by the court becomes effective on November 26, 2001. During the three months ended September 30, 2000, the Company recorded charges aggregating $6.6 million for the cost of the related insurance coverage. The remaining liability at September 30, 2000 and 2001 is $5.1 million and $2.8 million, respectively.

6.   LOSS ON DISPOSAL OF ASSETS

During the twelve months ended September 30, 2000, the Company wrote off $3.0 million of assets relating to audio visual sales and installation businesses sold in August, 1999.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 (AMOUNTS IN THOUSANDS)

                                 PRESENTATION
                                   SERVICES            AVHQ              TOTAL
                                   --------          --------          --------
     Revenue                       $ 52,442          $ 17,706          $ 70,148
     Gross profit                     1,307            (1,251)               56
     EBITDA                          (1,425)             (110)           (1,535)

     Three Months Ended September 30, 2000 (Amounts in Thousands)

                    PRESENTATION
                      SERVICES        AVHQ             OTHER              TOTAL
                      --------      --------         --------           --------
     Revenue          $ 70,083      $ 24,494         $   --             $ 94,577
     Gross profit        3,851         1,539            (845)              4,545
     EBITDA              2,538           336             --                2,874

Reconciliations to Consolidated Statement of Operations (Amounts in Thousands)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2001          2000
                                                         --------      --------

Total external revenue for reportable segments           $ 68,690      $ 93,386
Interdivision revenue for reportable segments               1,458         1,191
Elimination of intradivision revenue                       (1,458)       (1,191)
                                                         --------      --------
Total consolidated revenue                               $ 68,690      $ 93,386
                                                         ========      ========

Total "EBITDA" for reportable segments                   $ (1,535)     $  2,874
Corporate expenses and reorganization costs                 3,397         7,605
Fixed asset write-offs                                         --         2,215
                                                         --------      --------

Total consolidated operating loss before
    depreciation and amortization expense
    and interest expense, net                              (4,932)       (6,946)
Depreciation and amortization expenses,
    including depreciation in cost of revenue              10,277         9,796
                                                         --------      --------
    Total consolidated operating loss from
    continuing operations                                $(15,209)     $(16,742)
                                                         ========      ========

     Twelve Months Ended September 30, 2001 (Amounts in Thousands)


                      PRESENTATION
                        SERVICES           AVHQ           TOTAL
                        --------         --------       --------
     Revenue            $302,635         $101,402       $404,037
     Gross profit         43,107            9,813         52,920
     EBITDA               31,987           13,034         45,021


     Twelve Months Ended September 30, 2000 (Amounts in Thousands)

                        PRESENTATION
                          SERVICES          AVHQ           OTHER         TOTAL
                          --------        --------       --------      --------
     Revenue              $314,231        $112,555       $   --        $426,786
     Gross profit           56,517          12,584        (3,062)        66,039
     EBITDA                 43,542          11,415           --          54,957

     Reconciliations  to  Consolidated   Statement  of  Operations  (Amounts  in
     Thousands)


                                                           TWELVE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2001         2000
                                                         ---------    ---------

     Total external revenue for reportable segments      $ 396,158    $ 420,414
     Interdivision revenue for reportable segments           7,879        6,372
     Elimination of intradivision revenue                   (7,879)      (6,372)
                                                         ---------    ---------
     Total consolidated revenue                          $ 396,158    $ 420,414
                                                         =========    =========
     Total "EBITDA" for reportable segments              $  45,021    $  54,957
     Corporate expenses and reorganization costs            10,621       20,498
     Write off of certain idle assets                        3,108           --
     Fixed asset write-off                                      --        4,715
     Loss on sale of assets                                     --        3,000
                                                         ---------    ---------
     Total consolidated operating income before
       depreciation and amortization expense
       and interest expense, net                            31,292       26,744
     Depreciation and amortization expenses,
       including depreciation in cost of revenue            39,257       35,461
                                                         ---------    ---------
     Total consolidated operating loss
                from continuing operations               $  (7,965)   $  (8,717)
                                                         =========    =========


8.   EARNINGS PER COMMON SHARE

     The weighted average number of shares used in the calculation of basic and diluted earnings per common share was 24,904 and 23,857 for the twelve months ended September 30, 2001 and 2000, respectively, and 25,057 and
     24,173  for  the  three   months  ended   September   30,  2001  and  2000,
     respectively.

AUDIO VISUAL SERVICES CORPORATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Effective April 20, 2000 and May 9, 2000, the Company disposed of substantially all of the assets of its worldwide Communications Group and its U.K.-based Melville Exhibition Services subsidiary, respectively. The operating results of each of the disposed businesses have been segregated and reported as discontinued operations in the consolidated statements of operations for the twelve months ended September 30, 2000. The results of operations below are for the continuing operations of the Company's audiovisual services businesses only (which are comprised of the Presentation Services and Audio Visual Headquarters division) and do not include the results of operations of the disposed businesses.


Twelve Months Ended September 30, 2001 Compared to Twelve Months Ended September 30, 2000

Revenue. The Company's total revenue was $396.2 million and $420.4 million for the twelve months ended September 30, 2001 and 2000, respectively, excluding interdivision revenue of $7.9 million and $6.4 million in each year. The total decrease in revenue from the prior year was $24.2 million, of which approximately half of the decline occurred during the month of September as a result of the events of September 11th. The Company's Presentation Services division recognized $302.6 million of revenue during the twelve months ended September 30, 2001 compared with revenue of $314.2 million during the twelve months ended September 30, 2000, a decrease of $11.6 million, or 3.7%. The decrease is primarily attributable to lower revenues being generated from existing properties ("same-store") in the twelve months ended September 30, 2001 as compared with the same period in 2000. The decrease in same-store revenues resulted from the slowing economy, compounded by the events of September 11, which caused the level of business meetings to significantly decline, directly impacting the need for audiovisual equipment rental services. The decrease in revenues from same-store properties was partially offset by the benefit of revenues derived from new hotel properties. Revenue of the Company's Audio Visual Headquarters division also decreased by approximately $11.3 million, or 9.9%, to $101.4 million for the twelve months ended September 30, 2001 from $112.6 million for the twelve months ended September 30, 2000 primarily as a result of the impact of the economic downturn, the events of September 11th and the discontinuance of unprofitable business from the prior year.

Gross profit. Consolidated gross profit was $52.9 million for the twelve months ended September 30, 2001, a decrease of $13.1 million from $66.0 million reported for the twelve months ended September 30, 2000. The gross profit of the Presentation Services division decreased by approximately $13.4 million during the twelve months ended September 30, 2001 due to the loss of revenues caused by the current economic conditions as well as higher commission rates paid to hotel properties and salary costs. Gross profit of the Audio Visual Headquarters division for the twelve months ended September 30, 2001 was $9.8 million compared with $12.6 million in the prior year, primarily due to the revenue shortfall described above. The consolidated gross profit on revenue was also impacted by $26.0 million and $22.8 for the twelve months ended September 30, 2001 and 2000, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of revenue. In addition, $4.7 million related to fixed asset write-offs was included in cost of revenue during the twelve months ended September 30, 2000. To date, the Company has continued to monitor and reduce its overall cost structure; however, the benefit of such efforts is not evident in the results of operations for the twelve months ended September 30, 2001 due to the revenue shortfall.

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased $11.5 million, or 19.5%, to $47.6 million in the twelve months ended September 30, 2001 from $59.1 million in the twelve months ended September 30, 2000. The selling, general and administrative expenses of the Presentation Services and AVHQ business segments decreased by approximately $0.6 million and $4.4 million, respectively, from the prior year's comparable period. The selling, general and administrative expenses for the twelve months ended September 30, 2000 include $5.4 million write-offs of old accounts receivables and certain nonrecurring costs of the Company's former Atlanta-based audio visual operations, as well as a total of $10.5 million of other nonrecurring charges, including corporate office reorganization charges of $3.9 million, as well as $6.6 million related to insurance coverage for the Company's recently-settled securities class action lawsuit. During the twelve months ended September 30, 2001, the Company recorded non cash charges aggregating $3.1 million primarily relating to the write-off of certain assets related to the Company's former Atlanta-based audio visual services operations.

Depreciation and amortization. Depreciation and amortization expense for the twelve months ended September 30, 2001 was $13.3 million, an increase of $0.6 million from $12.7 million in the corresponding period in the prior year, primarily due to increased depreciation from additional computer software and hardware purchases.

Interest expense, net. Interest expense, net increased by $1.0 million due to higher average outstanding indebtedness.

Provision for taxes. The income tax provision for the twelve months ended September 30, 2001 and 2000 relates to the Company's foreign operations.

Net loss. The Company realized a net loss from continuing operations of $55.6 million in the twelve months ended September 30, 2001 compared to a net loss from continuing operations of $55.4 million in the twelve months ended September 30, 2000. The loss per common share from continuing operations for the twelve months ended September 30, 2001 was $2.23 as compared with a loss per common share from continuing operations of $2.32 for the comparable period in the prior year. The loss per common share from discontinued operations was $ 2.38 for the twelve months ended September 30, 2000.


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue. The Company's total revenue decreased $24.7 million from $93.4 million in the three months ended September 30, 2000 to $68.7 million in the three months ended September 30, 2001, after excluding interdivision revenues. The Company's Presentation Services division recognized total revenue of $52.4 million during the three months ended September 30, 2001 compared with revenue of $70.1 million during the three months ended September 30, 2000, a decrease of $17.6 million, or 25.2%. The decrease in renvenue during the three months ended September 30, 2001 is primarily attributable to the impact of the September 11th disaster as well as the continuing effects of the economic slowdown. Revenue of the Company's Audio Visual Headquarters division decreased by approximately $6.8 million, or 27.8%, to $17.7 million for the three months ended September 30, 2001 from $24.5 million for the three months ended September 30, 2000 primarily as a result of the general economic dowturn and the immediate cancellation of several significant events following the events of September 11th.

Gross profit. Consolidated gross profit was $56 thousand for the three months ended September 30, 2001 as compared with $4.5 million for the three months ended September 30, 2000. Gross profit of the Audio Visual Headquarters division decreased by approximately $2.8 million during the three months ended September 30, 2001 as a result of lower revenues and slightly higher costs of revenue, primarily depreciation and other miscellaneous expenses. The gross profit of the Presentation Services division decreased by approximately $2.5 million during the three months ended September 30, 2001 in comparison to 2000 due to the revenue shortfall. The gross profit on revenue for the three months ended September 30, 2001 and 2000 was also impacted by approximately $6.7 million and $5.9 million, respectively, of depreciation expense related to rental equipment used in the audio visual services businesses. Such depreciation expense is included in cost of revenue.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $11.7 million and $17.4 million in the three months ended September 30, 2001 and 2000, respectively. The selling, general and administrative costs of the Presentation Services and Audio Visual Headquarters divisions decreased by $0.8 million and $2.6 million, respectively. The selling, general and administrative expenses for the three months ended September 30, 2000 include the write-off of old accounts receivables and certain nonrecurring costs of $5.4 million relating to the Company's former Atlanta-based audio visual operations totaling $5.4 million, as well as a total of $6.6 million related to insurance coverage for the Company's recently-settled securities class action lawsuit.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2001 was $3.6 million, an increase of $0.3 million from the corresponding period in the prior year, primarily due to increased depreciation from additional computer software and hardware purchases.

Interest expense, net. Interest expense, net decreased by $1.8 million due to lower interest rates in effect during the three months ended September 30, 2001 as compared with 2000.

Benefit for taxes. The income tax benefit for the three months ended September 30, 2001 relates to the Company's foreign operations.

Net loss. The Company realized a net loss of $26.0 million in the three months ended September 30, 2001 compared to a net loss of $30.0 million in the three months ended September 30, 2000. The loss per common share from operations for the three months ended September 30, 2001 was $1.04 as compared with a loss per common share of $1.24 for the comparable period in the prior year.

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

At September 30, 1999, the Company did not achieve certain of the financial covenants specified in the Credit Agreement. In connection with the amendments made to the Credit Agreement in July 1999 (the "July 1999 Amendment"), the lenders waived through March 30, 2000, all defaults that had arisen or might arise from the failure to satisfy the specified financial covenants for June 30, 1999, September 30, 1999 and December 31, 1999. As part of such amendment, the Company agreed, among other things, to revised covenants regarding minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Credit Agreement, for the twelve month periods ending June 30, September 30 and December 31, 1999, and to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) for the six month periods ending September 30 and December 31, 1999.

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

In March, 2000, the Company entered into a further amendment (the "March 2000 Amendment") to the Credit Agreement, that, among other things, (i) amended the maturity date of the Term Facility to October 1, 2001, (ii) reduced the amounts available to the Company under the Credit Agreement for letters of credit, (iii) eliminated altogether those financial covenants that the July 1999 Amendment and December 1999 Amendments previously had waived through October 1, 2000, (iv) amended the covenant relating to minimum Unadjusted Consolidated EBITDA, as defined in the Credit Agreements, for the three month period ended December 31, 1999, the six month period ended March 31, 2000, the nine month period ending June 30, 2000, the twelve month periods ending September 30 and December 31, 2000, and any period of four consecutive fiscal quarters ending on or after March 31, 2001, (v) amended the covenant relating to restrictions on the amount of permitted capital expenditures (as described in the Credit Agreement) such that the Company may not permit capital expenditures to exceed $25 million in any two consecutive fiscal quarters or $40 million in any four consecutive fiscal quarters commencing with the fiscal quarter beginning January 1, 2000 and
(vi) required the Company to provide certain additional reports to the lenders. In addition, pursuant to the terms of the March 2000 Amendment, the lenders withdrew the consent granted to the Company in the December 1999 Amendment to pursue the possible sale of the Company's audiovisual businesses.

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

Pursuant to the terms of the March 2000 Amendment, the Company also agreed to retain not later than September 1, 2001, an investment banking firm for the purposes of evaluating strategic and debt reduction alternatives.

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

Approximately $1.1 million in debt issuance fees were incurred inconnection with the New Credit Agreement. Such fees will be amortized over the term of the New Credit Agreement. Similar to the Credit Agreement, interest on outstanding amounts under the New Credit Agreement is payable monthly in arrears and at the option of the Company accrues at either (i) LIBOR plus an applicable margin or
(ii) an alternate base rate based upon the greatest of (a) the agent bank's prime rate, (b) the three-month secondary certificate of deposit rate and (c) the federal funds rate. The New Credit Agreement has substantially the same financial covenants as those required under the Credit Agreement.

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

The Company was also required to engage a financial advisor in connection with refinancing or restructuring its indebtedness no later than September 1, 2001, pursuant to the terms of the Credit Agreement. The Company obtained a waiver from its lenders extending the date by which the Company was required to engage financial advisor until October 1, 2001. Notwithstanding the aforementioned waiver, in July, 2001, the Company determined that it was in its best interest to engage a financial advisor to assist it in identifying specific alternatives with respect to refinancing and/or restructuring the Company's indebtedness. As referenced above, the Company engaged The Blackstone Group L.P. as its financial advisor in August 2001.

All principal and accrued interest amounts outstanding under the Credit Agreement and the New Credit Agreement are due on December 14, 2001 and March 31, 2002, respectively (the "Maturity Dates"). Accordingly, all outstanding debt associated with the Credit Agreements has been classified as short-term in the accompanying balance sheets at September 30, 2001. In September, 2001, the Company announced that its lenders extended the term of the Credit Agreement from October 1, 2001, to December 14, 2001. In addition to the extension of the term of the Credit Agreement, the lenders agreed to defer interest payments under the Credit Agreement until December 14, 2001. Certain financial covenant requirements contained in the Credit Agreements, including the requirement to achieve minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) for the twelve months ended September 30, 2001, were also waived. The Company recognizes that it will be necessary to refinance or restructure its indebtedness on or before the Maturity Dates. While the Company has not finalized a definitive plan with its lenders to refinance or restructure its outstanding indebtedness, the Company continues to analyze and assess various alternatives in consultation with its financial advisor, The Blackstone Group, L.P. including, among other things, converting a portion of the Company's existing outstanding debt into equity. Since a definitive refinance or restructure plan has not been finalized, the Company cannot predict the likelihood of successfully executing a refinance or restructure plan and the costs associated therewith. Further, there can be no assurance that the Company will be able to refinance or restructure its outstanding indebtedness or that it will be able to take such other action to reduce its indebtedness prior to December 14, 2001. In the event that the Company is unable to refinance or restructure the indebtedness under the Credit Agreements by such date, the lenders would be entitled to exercise all or any of their rights and remedies provided under the Credit Agreements and/or the Company may deem it advisable to exercise its rights and remedies under applicable law, including without limitation, seeking protection under bankruptcy law.

Any such exercise of rights and remedies thereunder would likely have a material adverse effect on the Company, raising substantial doubt as to whether the Company would continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities in the accompanying financial statements to reflect this uncertainty.


As of November 9, 2001, the Company had a total of $378.8 million outstanding under the Credit Agreement and the New Credit Agreement. A total of $362.8 million was outstanding under the Credit Agreement, of which $201.2 million was outstanding under the Revolving Facility, and $16.0 million was outstanding under the New Credit Agreement. Cash on hand as of such date was $13.4 million. The weighted average interest rate on outstanding indebtedness was 6.7% as of September 30, 2001.


As previously disclosed, the Company disposed of its Communications Division and MES subsidiary in April and May, 2000, respectively. The following table sets forth certain cash flow information for the Company's continuing operations for the twelve months ended September 30, 2001 and for the Company's combined continuing and discontinuing operations for the twelve months ended September 30, 2000.


                                             TWELVE MONTHS ENDED SEPTEMBER 30,

                                                   2001             2000
                                                 --------         --------
Net cash provided by (used in):

Operating activities                             $  9,838         $  6,738
Investing activities                              (28,665)          74,596
Financing activities                               32,721          (81,677)

For the twelve months ended September 30, 2001, $9.8 million was provided by operating activities. The net loss adjusted for depreciation and amortization and fixed asset write-offs required $16.1 million. The net change in working capital provided $25.6 million, with decreases in accounts receivable, prepaid expenses and other assets and increases in accrued expenses and other liabilities, offset by decreases in accounts payable, taxes payable and increases in other assets. Investing activities used $28.7 million as a result of audiovisual rental equipment purchases and additional investments in computer software applications for new accounting systems. Financing activities provided a net $32.7 million primarily from drawing and repayment activities under the Company's credit facilities. In addition, a total of $1.1 million of debt issuance fees was paid during the twelve months ended September 30, 2001.

For the twelve  months ended  September  30, 2000,  the Company  generated  $6.7 million from its operating activities. The net change in working capital provided $30.7 million, with decreases in accounts receivable, prepaid expenses and other assets and taxes receivable. Increases in deferred income, accrued expenses and accounts payable also provided cash flow for the year ended September 30, 2000. Investing activities provided $74.6 million, with $111.7 million generated from the disposition of the Company's communications business in April 2000 and the disposition of its Melville Exhibition Services subsidiary in May 2000. Approximately $36.8 million was used for the purchase of audio visual rental equipment and the continued investment in information technology. Financing activities used a net of $81.7 million in the twelve months ended September 30, 2000. Approximately $96.6 million was drawn under the Company's Credit Facility during the twelve months ended September 30, 2000 and $177.3 million was used to repay outstanding amounts thereunder.

Capital expenditures were $28.7 million and $36.8 million during the twelve months ended September 30, 2001 and 2000, respectively. The purchase of audiovisual equipment used in operations comprised the major portion of capital expenditures.


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

Although the Company believes it has meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement in principal in late June, 2000, to settle the class action, which was announced on July 20, 2000. Under the agreement, all claims against the Company and the individuals named as defendants in the action will be dismissed without presumption or admission of any liability or wrongdoing. The principal terms of the settlement call for the payment to the plaintiff class of the sum of $15.0 million. The settlement amount was paid entirely by the Company's insurance carrier and was paid into an account to be administered by counsel for the plaintiffs. The terms of the settlement are subject to, among other things, court approval and execution of definitive settlement documentation. In July, 2001, definitive settlement documentation was executed between the parties and submitted to the court for approval. The court thereafter signed a preliminary order in connection with settlement proceedings and established a schedule for the court approval process in connection with the approval of the settlement. In October, 2001, the final settlement hearing was held and the court thereafter approved the settlement and attorneys fees and costs. The final order issued by the court becomes effective on November 26, 2001. In the event that the action is not finally settled, the Company believes it has meritorious defenses to this action and intends to defend the lawsuit vigorously.

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

(c)  Not Applicable

(d)  Not applicable.


ITEM 5.  OTHER INFORMATION

None

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

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed September 29, 2000, with the Secretary of State of the State of Delaware (filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).

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

10.8     Waiver,  dated May 4, 2001, to the Credit  Agreement  (filed as Exhibit
         10.8 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.)

10.9     Waiver,  dated June 30, 2001, to the Credit Agreement (filed as Exhibit
         10.9 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.)

10.10    Waiver,  dated  August  10,  2001,  to the Credit  Agreement  (filed as
         Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the three months ended June30, 2001.)

10.11 Seventh Amendment and Waiver, dated September 10, 2001, to the Credit Agreement.

10.12 Senior Secured Revolving Credit Agreement, dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger (`Senior Credit Agreement") (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.8 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

10.13    Waiver,  dated May 4, 2001,  to the Senior Credit  Agreement  (filed as
         Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).

10.14    Waiver, dated August 10, 2001, to the Senior Credit Agreement (filed as
         Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.15    Waiver, dated September 10, 2001, to the Senior Credit Agreement.

(b)      REPORTS ON FORM 8-K:

The Company filed the following report on Form 8-K during the three months ended September 30, 2001:

DATE OF FILING         ITEMS REPORTED                 SUBJECT OF REPORT
--------------         --------------                 -----------------

September 21, 2001          5, 7          Reporting  that the Company's  lenders
                                          extended  the term of its main  credit
                                          facility  to  and  deferred   interest
                                          through December 14, 2001. The Company
                                          also reported  that certain  financial
                                          covenants   contained  in  the  credit
                                          facility were waived.

                                                                              23
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        AUDIO VISUAL SERVICES CORPORATION

                                   Registrant

                             Date: November 13, 2001


                                          By: /s/ Digby J. Davies
                                              ----------------------------------
                                              Digby J. Davies
                                              President and Chief Operating
                                              Officer and Acting Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

                                                                              24
                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT


3.2 Restated Certificate of Incorporation of the Company, filed March 15, 1996, with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed March 30, 1998, with the Secretary of State of the State of Delaware (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and, incorporated herein by reference).

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed September 29, 2000, with the Secretary of State of the State of Delaware (filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference).

3.5 Third Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and incorporated herein by reference).

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

10.8     Waiver,  dated May 4, 2001, to the Credit  Agreement  (filed as Exhibit
         10.8 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.)

10.9     Waiver,  dated June 30, 2001, to the Credit Agreement (filed as Exhibit
         10.9 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.)

10.10    Waiver,  dated  August  10,  2001,  to the Credit  Agreement  (filed as
         Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the three months ended June30, 2001.)

10.11 Seventh Amendment and Waiver, dated September 10, 2001, to the Credit Agreement.

10.12 Senior Secured Revolving Credit Agreement, dated as of January 29, 2001, among the Company, Audio Visual Services (NY) Corporation, the several lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger (`Senior Credit Agreement") (schedules and exhibits omitted - the Company agrees to furnish a copy of any schedule or exhibit to the Commission upon request) (filed as Exhibit 10.8 to the Company's Transition Report on Form 10-Q for the three months ended December 31, 2000.)

10.13    Waiver,  dated May 4, 2001,  to the Senior Credit  Agreement  (filed as
         Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001).

10.14    Waiver, dated August 10, 2001, to the Senior Credit Agreement (filed as
         Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001).

10.15    Waiver, dated September 10, 2001, to the Senior Credit Agreement.